Form 10-K405
WESTON ROY F INC
filed 1995-03-29
CIK 106473

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _________________TO_________________

                         COMMISSION FILE NUMBER 0-4643


                              ROY F. WESTON, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Pennsylvania                                          23-1501990
----------------------------------------                        -------------------
      (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

              1 Weston Way
       West Chester, Pennsylvania                                   19380-1499
----------------------------------------                        -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

       Registrant's telephone number, including area code: (610) 701-3000
          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                Series A Common Stock (par value $.10 per share)
                ------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                               -    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Series A Common Stock reported in the NASDAQ National Market System on February 17, 1995, was approximately $30,062,786. For the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock were considered affiliates. As of February 17, 1995, the Registrant had outstanding 7,433,774 shares of Series A Common Stock ($.10 par value) and 2,111,784 shares of Common Stock ($.10 par value).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1994 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on May 8, 1995, are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS


                                    PART I

ITEM 1.         BUSINESS                                                                            2

ITEM 2.         PROPERTIES                                                                          8

ITEM 3.         LEGAL PROCEEDINGS                                                                   8

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 9

                EXECUTIVE OFFICERS OF THE REGISTRANT                                                9


                                    PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS                                                                10

ITEM 6.         SELECTED FINANCIAL DATA                                                            10

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS                                                              11

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                        11

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE                                                           11


                                   PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS                                                   11

ITEM 11.        EXECUTIVE COMPENSATION                                                             11

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                     11

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                     11


                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                   12

                                     PART I

ITEM 1.    BUSINESS

                                    GENERAL

       Roy F. Weston, Inc. is a professional services organization that provides a broad range of consulting, engineering, remedial construction, and project management services to solve environmental and health and safety problems associated with air, water, and land pollution; hazardous material and toxic waste treatment and disposal; workplace hazards; product use; and energy conservation. These services are made available to governmental and industrial clients through the Company's staff of more than 2,700 professional and support personnel in 60 offices and laboratories worldwide. The Company assists its clients from the initial identification and definition of a problem, through the planning, evaluation, and design stages, to the implementation of cost-effective, technologically feasible, and politically acceptable solutions. The Company's services include laboratory analysis and evaluation of samples of hazardous, toxic, and other environmentally significant materials; development of cost-effective technologies and solutions to environmental problems; selection of sites, obtaining of governmental permits and the preparation of specifications and designs for constructing remedial systems and facilities; and construction, startup, and operation of facilities. The Company's services may be used individually or in combination, as required, to meet its clients' needs.

       Since its incorporation in 1957, the Company has been a pioneer in providing solutions to environmental, health and safety problems. As environmental concerns have grown in complexity and become the subject of heightened public awareness and extensive governmental regulation, the Company's strategy has been to build an organization with a high level of sophisticated professional skills and a broad range of scientific, technological, and management resources. The Company provides a total systems approach that involves studying its clients' needs and designing cost-effective, customized solutions that address those needs.

                                    SERVICES

       The Company provides its services by combining its professional skills and technological resources in an integrated systems approach, which uses technical information and program management capabilities as well as cost control systems. The services performed by the Company for its clients typically include one or more of the following: consultation with the client to determine the nature and scope of a project; on-site collection of samples; on-site monitoring and measurement of industrial discharges and emissions; analysis of samples in the Company's laboratories or mobile testing units; identification and evaluation of a problem and its impact; development and design of a process for solving a problem; preparation of reports for obtaining regulatory agency permits; design and preparation of drawings and specifications for constructing a facility to effect a solution; construction of a facility or implementation of a cleanup; and operation and maintenance of a facility. These services comprise the following three broad categories, which may be used individually or in combination with each other: consulting and engineering; analytical laboratory services; and construction and remediation.

CONSULTING AND ENGINEERING

       The Company's consulting and engineering services involve the identification and characterization of a client's problems; the evaluation of alternative solutions; and the selection, design, and development of a technologically feasible, cost-effective, and politically acceptable solution. These services use professionals from many different scientific and technological disciplines to assess the long-term effects and the risks associated with the ultimate environmental impact of clients' activities and products. In performing environmental impact and risk assessments, the Company's professionals examine the relative effectiveness of various technological approaches for achieving permanent solutions and ensuring that additional environmental concerns are not created in the course of solving the primary problem.

       The Company applies its skills to all phases of environmental matters including those relating to hazardous and toxic substances; solid waste management; management of wastewater, groundwater, and air resources; indoor air quality; health and safety; energy conservation; life cycle assessment; and major program management.

       HAZARDOUS AND TOXIC SUBSTANCES. Services relating to hazardous and toxic substances include the assessment of potentially hazardous waste and toxic materials; the reduction or elimination of sources of hazardous and toxic materials; the undertaking of remedial investigation and engineering feasibility studies; the operation of hazardous waste treatment systems; and consulting to obtain government environmental permits. The Company provides engineering for the destruction or detoxification and stabilization of hazardous waste.

       SOLID WASTE MANAGEMENT. Solid waste services include planning, decision making, and project implementation for recycling, composting, materials processing, source reduction, waste-to-energy and landfill programs and facilities. The Company provides total solid waste management services, including permitting, siting, procurement, design, construction, testing, and operation of solid waste facilities, as well as expertise in addressing public awareness and acceptance issues that affect the success of solid waste programs and facilities.

       MANAGEMENT OF WASTEWATER, GROUNDWATER, AND AIR RESOURCES. Wastewater management services include industrial and municipal feasibility studies, engineering, economic evaluations, and design and consultation regarding the operation of wastewater treatment facilities. Wastewater treatment facilities are required by certain industries for the treatment of polluted water generated by various manufacturing processes and by municipalities for the treatment of sewage. The Company provides groundwater and surface water resource management services, including water quality monitoring and assessment, studies of the impact of surface and subsurface activities on aquifer systems, development of water supplies, and development of resource management programs. Air resources management services include siting and obtaining permits for air pollution control facilities, sampling and monitoring emissions, regulatory compliance, and designing and monitoring of facility construction and other systems for the removal of particulate matter, acid gases, and other pollutants. Regulatory compliance services include reviews of clients' facilities to determine current and future degrees of compliance with pollution standards. Site assessment reviews involve the inspection of a facility to identify the environmental risks and potential environmental effects of discharges of toxic emissions.

       INDOOR AIR QUALITY. The Company integrates many of its engineering services to define and solve indoor air quality problems, including asbestos, radon, toxic air pollutants and "sick-building syndrome." Assessment techniques are aided by state-of-the-art electron and optical microscopy and chemical analysis. Industrial hygiene professionals work closely with design engineers in solving indoor air quality problems.

       HEALTH AND SAFETY. Health and safety specialists coordinate industrial hygiene, safety, training, and medical surveillance programs; conduct inspections; and prescribe protection and compliance procedures to be used when working with hazardous materials or in hazardous environments. "Right-to-know" legislation has increased the demand for services that promote improved employee safety in the workplace.

       ENERGY CONSERVATION. The Company has conducted major energy conservation engineering and management projects for industry and government, including energy audits, coal conversion studies, alternative energy studies, and cogeneration system studies for energy producers.

       POLLUTION PREVENTION/LIFE CYCLE ASSESSMENT/DESIGN FOR ENVIRONMENT.
These services help clients assess and reduce the total environmental impact of their processes, products, and packaging by looking at the full product life cycle from raw materials acquisition, through design, manufacturing, distribution, use and reuse/recycling or disposal.

       MAJOR PROGRAM MANAGEMENT. Major program management involves all phases of large-scale environmental and health and safety problems of industry and government. The Company has the ability to accept overall responsibility for siting, evaluating, designing, implementing, and managing environmental programs, and to apply its diversified services, as appropriate, in an integrated systems approach. The Company provides the management systems and the direct involvement of its most senior management to deal with the complexities of the underlying environmental problems, as well as the commitment of large numbers of personnel at geographically dispersed sites for extended timeframes. The Company typically bids for contracts as the prime contractor and forms subcontractor teams in those instances where subcontractors provide expertise and staffing that will substantially enhance the Company's ability to obtain and perform contracts. Subcontractors may include certain competitors of the Company. Although the Company believes that major program management will be increasingly used by industry as environmental issues become more challenging, the primary market for major program management services is the federal government.

ANALYTICAL LABORATORY SERVICES

       The Company offers services for the detection and measurement of hazardous materials, toxic wastes, and other chemicals and substances found in air, soil, and water, and in industrial wastes and emissions. Services provided by the Company include source sampling and characterization of organic pollutants such as pesticides, herbicides, volatile solvents, dioxins, and PCBs, and inorganic pollutants such as asbestos, trace metals, and sulfur. The Company monitors pollutants to assist clients in complying with environmental regulations and to evaluate the ongoing environmental effects of clients' activities. The Company uses state-of-the-art computer-assisted equipment, such as gas chromatograph/mass spectrometers, to measure trace concentrations of pollutants. A modern microscopy laboratory provides complete optical scanning microscopic measurements for asbestos analysis. The Company also uses a sophisticated data management system to track the status and results of analyses, to perform quality assurance checks, to provide sample management and to produce data reports.

       Analytical services are performed in the Company's three laboratories located in Lionville, Pennsylvania; Stockton, California; and University Park, Illinois. The Company is currently certified or approved by 38 states to provide environmental analyses and is also licensed by the Nuclear Regulatory Commission (NRC) to handle and analyze "mixed wastes" that contain radioactive as well as chemical and biological materials. Additionally, the Company has a laboratory in Auburn, Alabama, certified by the American Industrial Hygiene Association (AIHA).

CONSTRUCTION AND REMEDIATION

       Consistent with the Company's strategy of providing complete solutions to its clients' problems, the Company provides remediation and construction services which can implement the solutions designed by its consulting and engineering group, or designed by others. The Company also provides hazardous waste cleanup; landfill design and construction; water management systems; wastewater system construction and operation; decommissioning and demolition of facilities and process systems; storage tank management; and on-site thermal treatment systems.

       The Company has designed and constructed a patented mobile low-temperature thermal desorption system (LT3(R)). The LT3(R) is designed for stripping volatile organic compounds (VOCs) from soil. The contaminated soils are heated to vaporize moisture and VOCs. The resultant clean soil is then suitable for use as on-site backfill. The Company also has designed and constructed two high temperature transportable thermal processing systems, the "TIS-5" and the "TIS-20." These systems treat contaminated soils by a thermal process and the clean soil is then suitable for use as on-site backfill. The TIS-5 is permitted by the Environmental Protection Agency (EPA) under applicable Toxic Substance Control Act of 1976 (TSCA) regulations to burn certain hazardous materials and is operated in accordance with those permit requirements. Additional operating approvals are occasionally required and obtained from state and local authorities.

       Transportable thermal incineration technology has recently come under the same legislative and regulatory pressures as fixed unit incineration technology. In May 1994, EPA issued a new policy which required additional studies to be conducted before thermal incineration technology could be selected as the remedy at a Superfund site. This policy was applied retroactively to sites where thermal incineration technologies were already selected. The impact on the Company's business cannot be determined at this time. The Company has been exploring alternative uses for its thermal units in the international markets should regulatory and legislative action prevent their use at domestic remediation sites. During 1994, the Company was scheduled to incinerate soils at a remediation site but the contract was partially terminated and additional studies are ongoing.

                            CUSTOMERS AND MARKETING

       The Company's marketing strategy emphasizes its ability to offer a broad range of specialized services designed to meet the needs of its clients in a timely and cost-efficient manner. The Company has the capability to undertake not only small tasks requiring a few professionals, but also the management, staffing, design, and implementation of major projects that last for several years and involve many employees in several geographic locations.

       The Company's marketing efforts are directed from regional offices nationwide to three client sectors: private industry; state and local governments; and the federal government. Most new contracts are acquired by senior technical and management professionals. These senior professionals are responsible for directing contract projects, monitoring quality assurance, and integrating the delivery of the Company's services. They also develop and maintain long-term working relationships with clients' management. The Company participates in industrial trade shows and technical conferences concerning environmental and health and safety issues, and sponsors related technical seminars.

FEDERAL

       In the federal sector, the Company performs contracts for the Department of Energy (DOE), the Environmental Protection Agency (EPA) and the Department of Defense (DOD), as well as for other federal agencies. The Company develops comprehensive waste management and remediation programs at many priority sites throughout the country.

       The Company derived 56%, 54%, and 54% of its consolidated gross revenues from the federal government for the years ended December 31, 1992, 1993, and 1994, respectively. Gross revenue percentages from the DOD, EPA, and DOE for each of the fiscal years are as follows:

                   PERCENTAGES OF CONSOLIDATED GROSS REVENUES
                        FOR THE YEARS ENDED DECEMBER 31


                                    1992              1993             1994
                  DOD                20%               19%              19%
                  EPA                19%               17%              18%
                  DOE                16%               17%              15%
                  OTHER               1%                1%               2%
                                    ----              ----             ----
                                     56%               54%              54%
                                    ====              ====             ====


       The Company is a major provider of services to the federal government and thus is subject to audit with respect to costs and fees charged to the federal government. Revenues associated with federal overhead rates under government cost reimbursable contracts are adjusted when variances are determined on at least an annual basis. Provisions for losses on contracts are recorded when they are identified. As a major government contractor, the Company is required to comply with numerous, complex laws and regulations; the failure to comply with which can give rise to sanctions or liabilities. The Company is involved in U.S. government investigations and audits from time to time in connection with the services it provides to the federal government and to ascertain compliance with government contracting requirements.

INDUSTRIAL

       The Company provides a full range of services for industrial clients.
In addition to complying with regulatory requirements, companies are recognizing that the environmental impact must be considered from the inception of a product, throughout its use and final disposal. Corporate clients, which range from small business concerns to Fortune 500 companies, are offered a wide range of consulting and engineering, analytical, and construction and remediation services. Market segments served include automotive; chemicals; petroleum; pulp and paper; electronics; and legal and financial.

STATE AND LOCAL GOVERNMENT

       The Company renders environmental consulting and infrastructure-related activities to many state and local governments and agencies. A growing number of cities, regional authorities, and state governments are instituting long-range programs to update essential facilities. Because these projects require comprehensive environmental planning and engineering, they will continue to be an important business component. Typical projects include the design of water supply and wastewater systems; solid waste management; asbestos management; computer-based geographic mapping; and landfill design.

                                  COMPETITION

       The environmental and health and safety markets are very competitive and require highly skilled, experienced technical and management personnel, and sophisticated technological equipment requiring substantial capital investment. Competition is based on reputation, quality of service, price, expertise, and local presence. In each of its specific service areas, the Company competes with many engineering and consulting firms that are both larger and smaller than the Company, although no firm currently dominates any significant portion of those service areas. Some of these competitors have greater financial resources than the Company. The Company believes it is one of only a few companies that offer a full range of services for solving complex environmental and health and safety concerns.

                             PATENTS AND TECHNOLOGY

       The Company owns six patents on remediation technologies and has filed additional patent applications. The Company also claims copyright and trade secret protection on certain of its computer software, publications, and technologies. The Company does not believe that such patents and copyrights are a significant factor in its business.

                                    BACKLOG

       The Company's net contract backlog (excluding estimated project expenses that are directly passed through to customers) was approximately $107.5 million and $112.7 million at December 31, 1993 and 1994, respectively. Additionally, the Company derives revenues from open order contracts and from activities related to emergency responses. As work assignments are approved and funded, the Company includes these amounts in the net contract backlog. As is customary in the industry, contracts are subject to cancellation by the customer, changes in scope of work, and delays in project startup. During the fourth quarter 1994, the Company reduced reported backlog by $3.7 million resulting from the partial termination of a remediation project. (See Business
- Services - Construction and Remediation.) The Company anticipates that the majority of its backlog will be realized in the current fiscal year.

                       POTENTIAL LIABILITY AND INSURANCE

       A substantial portion of the Company's gross revenues is derived from work involving hazardous materials, toxic wastes, and other pollutants. Such efforts frequently entail significant risks of liability for environmental damage, personal injury, and fines and costs imposed by regulatory agencies. A substantial number of the Company's contracts require indemnification of a client for performance claims, damages or losses unless such injury or damage is solely the result of the client's negligence or willful acts. The Company has been able to insure against most liabilities it may incur in this regard.

       The Company has obtained coverage with commercial carriers to insure against pollution liability claims. Although this insurance covers many of the Company's environmental exposures, there are instances where project-specific pollution insurance policies are necessary. The Company will continue to evaluate exposures associated with each project to determine if additional coverage is necessary. The Company continues to be partially self-insured through its subsidiary, Cardinal Indemnity Company of North America (Cardinal), a wholly-owned insurance company. Cardinal provides professional liability and pollution coverage for deductible amounts of the commercial insurance coverage.

       While the insurance carried by the Company may not be sufficient to cover all claims that may arise, and while insurance carriers may not continue to make coverage available to the Company, management believes it has provided an adequate level of insurance.

       The Company has also attempted to contractually protect itself through agreements with its clients to limit its liability and indemnify the Company, although the Company has not always been successful in obtaining such agreements. Most of the Company's contracts with EPA involving Superfund monies, the contract with the DOE's Office of Civilian Radioactive Waste Management (OCRWM), and some state contracts that employ federal Superfund dollars contain provisions whereby the respective governmental agency agrees to indemnify the Company for third-party claims to the extent that such claims are not covered by insurance and appropriated funds are available, although the Company does not receive any assurance that any such appropriated funds will be made available. EPA has issued Final Response Action Contractor Indemnification Guidance (the Indemnification Guidance) applicable to contracts signed in or after 1986, the terms of which limit EPA's contractor indemnification under certain Superfund contracts retroactively to 1986 and prospectively, under certain circumstances. The Indemnification Guidance states that future contracts will not provide for contract indemnification, unless EPA is unable to obtain responsible, competitive proposals without such an indemnification.

       The Company has also developed and implemented a quality assurance program and a health and safety program. These programs establish certain minimum requirements for all project work and require the development of project quality assurance plans and health and safety plans. The objective of the quality assurance program is to provide additional assurance that project performance is of appropriate quality to the project requirements. The objective of the health and safety program is to protect project personnel from exposure to hazardous substances and situations. The scope of both programs includes the establishment of policy and procedures, staff training and operational review and audit.

       The Company and its employees are subject to various state, local, and federal licenses, laws and regulations, and believes that it is in substantial compliance with those requirements.

                                   PERSONNEL

       As of December 31, 1994, the Company employed approximately 2,700 employees, many of whom had advanced degrees in a variety of technical disciplines. Of these, 91 employees held doctorates, 537 held master's degrees, 198 were registered professional engineers, and 32 were diplomates of the American Academy of Environmental Engineers. The Company's ability to remain competitive will depend on its ability to attract and retain qualified personnel.



                                   REGULATION

       Demand for the Company's services are principally driven by laws and regulations, the reauthorization, modification or elimination of which may significantly affect the Company's business. Several major federal environmental laws that have a significant impact on the work of the Company are scheduled for Congressional reauthorization in 1995. These include the statutes that:

         - Protect the chemical, physical and biological integrity of water in the United States (Clean Water Act of 1977 and associated laws);

         - Regulate the handling of hazardous waste and mandate state oversight of solid waste (Resource Conservation and Recovery Act of 1976); and,

         - Regulate the identification, remediation and accountability for hazardous waste sites (Superfund Amendments and Reauthorization Act of 1986).

       In addition, administrative regulations mandated by the 1990 amendments to the Clean Air Act are likely to play a significant role in the Company's services to its industrial clients in the areas of emission and ambient air monitoring, air quality modeling and permitting, and assistance in compliance certification.

       The principal federal laws that affect the Company's business are described below.

       COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980 (CERCLA OR SUPERFUND) AND SUPERFUND AMENDMENTS AND REAUTHORIZATION ACT
(SARA) OF 1986: CERCLA addresses past waste disposal practices by providing means for identifying and cleaning up hazardous waste sites. The law authorizes EPA to compel responsible parties to remediate abandoned sites. Where initial enforcement actions would result in lengthy delays, or where responsible parties cannot readily be identified, CERCLA authorizes funds for cleanups. Congress enacted SARA in 1986 to amend CERCLA and reauthorize Superfund. SARA strengthens EPA's authority to conduct short- and long-term enforcement, and expands state involvement in the cleanup process. SARA also expands EPA's commitment to research and development, training, health assessments, and public participation.

       Sites considered to be most in need of remediation are ranked on EPA's National Priorities List (NPL). By January 1995, nearly 1,300 federal and nonfederal sites were listed or proposed for the NPL, and some 13,000 other hazardous waste sites remained on the CERCLA inventory of potential trouble spots.

       CLEAN WATER ACT (CWA): Amended in February 1987, CWA authorized $18 billion in federal revolving loan funds through 1994 for construction grants and startup money to build wastewater treatment plants. The Company believes that CWA is accelerating the market for municipal wastewater treatment plant design and construction services, which the Company provides. Controls imposed by CWA on toxic effluents also are stimulating industrial expenditures.

       RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 (RCRA): RCRA controls the present and future management of newly generated hazardous wastes by mandating that private industry -- generators, transporters and disposers -- monitor and regulate their disposal of such wastes. As a result of the growing emphasis on the minimization of industrial process wastes, the increasing shortage of hazardous waste management facilities, and the considerable costs associated with disposal, RCRA will continue to be a key regulatory program. The Company believes that responding to the needs of industry under RCRA will continue to comprise an increasing part of its business.

       THE CLEAN AIR ACT (CAA) AND THE CLEAN AIR ACT AMENDMENTS (CAAA): The CAAA of 1990 charged EPA with promulgating more than 400 regulations and
developing guidelines and procedures in the ensuing 10 years.   The sweeping
provisions of the CAAA are designed to diminish three major threats to the environment: acid rain, urban air pollution, and air toxic emissions. The revisions also establish a national permit program and a stronger enforcement program to make the CAA easier to monitor and ensure compliance. The CAA and the CAAA should continue to increase the Company's activities in emission and ambient air monitoring, air quality modeling, and permitting assistance to its industrial clients. Compliance certification, including the development and implementation of data management and reporting systems, should expand the Company's services to industry.

       The Company believes that in addition to services required by CERCLA, RCRA, CWA, and CAA, other current federal laws will affect demand for the Company's services in the private and public sectors. These laws include the Safe Drinking Water Act Amendments of 1986, the Toxic Substances Control Act of 1976, the Occupational Safety and Health Act of 1970, the Intermodal Surface Transportation and Efficiency Act of 1992, the Federal Facilities Compliance Act of 1992, and the Energy Policy Act of 1992.

ITEM 2.    PROPERTIES

       The Company's principal offices are located on a 53-acre tract in West Whiteland Township, Chester County, Pennsylvania, in the suburbs of Philadelphia, and include five major buildings providing a total of approximately 150,000 square feet of space.

       The Company also leases an aggregate of approximately 700,000 square feet of office and laboratory space in 55 offices located in 26 states, the District of Columbia, and Ireland. Aggregate lease payments in 1994 were $9.4 million, of which $2.2 million were subject to direct reimbursement from projects. These leases for office and laboratory facilities are generally short- term with durations of 5 years or less.


ITEM 3.    LEGAL PROCEEDINGS

- ATLANTIC RICHFIELD CO. (ARCO) VS. TORGER L. OAAS; MONTANA POLE AND TREATING CO.; BANK OF MONTANA; RIEDEL ENVIRONMENTAL SERVICES, INC.; ROY
       F. WESTON, INC.; AND BURLINGTON NORTHERN RAILROAD, U.S. DISTRICT COURT FOR THE DISTRICT OF MONTANA, C.A. NO. CV-90-75-BU-PGH.

       In October 1991, ARCO filed a Complaint in the Montana District Court against the Company and others alleging that the Company, who worked at the Montana Pole and Treating site for EPA under the Technical Assistance Team
(TAT) contract in 1985, negligently performed its oversight and other duties and caused additional environmental damage at the site. ARCO further alleges that the Company's activities at the site constitute those of an "operator" of a "facility" under CERCLA and related state statutes and, therefore, the Company is jointly, severally, and strictly liable for its share of current and future costs of evaluation and site cleanup.

       The Company believes that it executed its responsibilities properly at this site and that it otherwise has good and meritorious defenses to these allegations and is vigorously defending the action. EPA has honored its indemnification obligation under the TAT contract, as to both the Company's cost to defend and as to any liability. This indemnification obligation is not adversely affected by the Indemnification Guidance, because it is based upon a pre-1986 contract. (See Business - Potential Liability and Insurance.)

       The Company is subject to certain claims and lawsuits in connection with work performed in the ordinary course of its business. In the opinion of management, all claims currently pending are either adequately covered by insurance or will not result in a material adverse effect on the financial position of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                      EXECUTIVE OFFICERS OF THE REGISTRANT


         The following table sets forth certain information with respect to the Company's executive officers:


       NAME                          AGE         POSITION WITH THE COMPANY
  A. Frederick Thompson               53         Chairman of the Board
  William J. Marrazzo                 45         President and Chief Executive Officer, and Director
  Peter J. Marks                      53         Executive Vice President and Chief Operating Officer, and Director
  M. Christine Murphy                 46         Executive Vice President and Chief Financial Officer, and Director
  Steven C. Vorndran                  47         Executive Vice President of Corporate Development, and Director
  M. Salah Abdelhamid                 50         Vice President and Federal Programs Division Manager, and Director
  William G. Mecaughey                39         Vice President and Corporate Controller
  John W. Thorsen                     45         Vice President and Design and Applied Technology Division Manager, and Director
  Vishwa K. Varma                     46         Vice President and Southeastern Region Manager, and Director

         Officers are elected annually and hold office until their successors are elected and qualified.

         A. FREDERICK THOMPSON, PH.D., P.E., 53, CHAIRMAN OF THE BOARD. Dr. Thompson has been the Chairman of the Board since October 1991, having previously served as Vice Chairman from 1989 to 1991, and as Executive Vice President from 1987 to 1990, Vice President, Quality Assurance and Finance from 1980 to 1987, and Assistant Secretary from 1980 to 1990. He also served as President of Cardinal Indemnity Company of North America, a wholly-owned subsidiary of the Company, from 1988 to 1991 and is a director of Weston International, a wholly-owned subsidiary of the Company. Dr. Thompson is a son-in-law of Mr. Roy F. Weston, Chairman Emeritus, and a brother-in-law of Mrs. Katherine Swoyer Fittipaldi, Director. Dr. Thompson has been a Director of the Company since 1975.

         WILLIAM J. MARRAZZO, 45, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Marrazzo has been the President of the Company since September 1990 and the
Chief Executive Officer since October 1991.   Mr. Marrazzo is also Chairman of
the Board of Weston International. He served as Chief Operating Officer from 1989 to 1991 and as Executive Vice President from 1989 to 1990. Mr. Marrazzo joined the Company in 1988 as a Vice President and a Division Manager. He served as Chairman and President of Weston Services, Inc. from 1990 to 1991. Weston Services, Inc. was a wholly-owned subsidiary until December 31, 1991, when it merged into the Company. From 1980 to 1988, he was the Commissioner of the Water Department for the City of Philadelphia, with an accountability for its complete management. Financially independent from the City of Philadelphia, the Water Department is one of the nation's largest water and wastewater utilities. Mr. Marrazzo has been a Director of the Company since 1988.

         PETER J. MARKS, 53, EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER. Mr. Marks has been in his current position since November 1994, having served previously as Manager of the Environmental and Health Sciences Division since 1989 and has been a Vice President since 1979. Mr. Marks is also a director of Weston International, a wholly-owned subsidiary of the Company.

         M. CHRISTINE MURPHY, CPA, 46, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Ms. Murphy joined the Company in September 1990. She has been the Executive Vice President, Quality Assurance and Finance since 1990 and Chief Financial Officer since November 1991. She is also Chairman and President of Cardinal Indemnity Company of North America; and Chairman and President of Roy F. Weston (Delaware), Inc. and Roy F.

Weston (IPR), Inc., wholly-owned subsidiaries of the Company; and a director of Weston International, a wholly-owned subsidiary of the Company. From 1985 to 1989, Ms. Murphy served as the Revenue Commissioner for the City and School District of Philadelphia. Prior to that time, she was a partner with Arthur Young & Co., a predecessor of Ernst & Young. Ms. Murphy was with Arthur Young & Co. from 1971 to 1985. Ms. Murphy has been a Director of the Company since 1990. Ms. Murphy is a director of CoreStates Bank, N.A., a wholly-owned subsidiary of CoreStates Financial Corp.

         STEVEN C. VORNDRAN, 47, EXECUTIVE VICE PRESIDENT OF CORPORATE DEVELOPMENT. Mr. Vorndran has been in his current position since November 1994, having previously served as Executive Vice President and Chief Operating Officer since October 1991, as Vice President from 1989 to 1990, when he joined the Company, and as Manager of the Federal Programs Division of the Company from 1990 to 1991. Mr. Vorndran is also President and a director of Weston International, a wholly-owned subsidiary of the Company. From 1982 to 1989, Mr. Vorndran was with Westinghouse Electric Corporation, where he served as a manager responsible for the development of thermal technologies, related engineering, and technical functions. Mr. Vorndran has been a Director of the Company since 1991.

         M. SALAH ABDELHAMID, PH.D., P.E., 50, VICE PRESIDENT, FEDERAL PROGRAMS DIVISION MANAGER. Dr. Abdelhamid joined the Company in 1986. He has served as a Vice President of the Company since 1987 and served as the Manager of the Design and Applied Technology Division from November 1989 to December 1994.
Dr. Abdelhamid has served as the Manager of the Federal Programs Division since January 1995. Dr. Abdelhamid also served as President of Weston Services, Inc. from August 1991 until this wholly-owned subsidiary merged into the Company, effective December 31, 1991. Prior to joining the Company, Dr. Abdelhamid served as Director of Environmental Projects with Ebasco Services Incorporated from 1983 to 1986.

         WILLIAM G. MECAUGHEY, CPA, 39, VICE PRESIDENT AND CORPORATE CONTROLLER. Mr. Mecaughey joined the Company in October 1991 as Vice President and
Corporate Controller. From 1977 to 1991, Mr. Mecaughey was employed by Ernst & Young, most recently as senior manager.

         JOHN W. THORSEN, P.E., 45, VICE PRESIDENT, DESIGN AND APPLIED TECHNOLOGY DIVISION MANAGER. Mr. Thorsen joined the Company as a Project Manager in 1981. He served as Manager of the Chicago office from 1985 to 1989. He served as Manager of the Midwestern Region from 1987 to December 1994 and as Vice President since 1985. Mr. Thorsen has served as the Manager of the Design and Applied Technologies Division since January 1995. Prior to joining the Company, Mr. Thorsen managed the State of Wisconsin Hazardous Waste Management and Hazardous Material Spill Programs from 1978 to 1981.

         VISHWA K. VARMA, 46, VICE PRESIDENT, SOUTHEASTERN REGION MANAGER. Mr. Varma joined the Company in 1988 as a Vice President. He has also served as the Manager of the Southeastern Region since 1990. Mr. Varma served as President of ATC, Inc., an environmental engineering and consulting company, from 1983 to 1988, when it was acquired by the Company.


                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         Information with respect to this item is incorporated by reference herein from the information in the Company's 1994 Annual Report to Shareholders in Notes 5 and 14 to the Consolidated Financial Statements on pages 30 and 37, respectively.


ITEM 6.    SELECTED FINANCIAL DATA

         Information with respect to this item is incorporated by reference herein from the information in the Company's 1994 Annual Report to Shareholders on page 20.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Information with respect to this item is incorporated by reference herein from the information in the Company's 1994 Annual Report to Shareholders on pages 17 to 20.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       (a) Information with respect to this item is incorporated by reference herein from the information in the Company's 1994 Annual Report to Shareholders on pages 21 to 37.

       (b) Selected Quarterly Financial Data (Unaudited) are set forth in Note 14 to the Consolidated Financial Statements contained in the Company's 1994 Annual Report to Shareholders on page 37 and are incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

       Information with respect to this item is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on May 8, 1995, under the headings "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference. Information regarding the Company's executive officers is included in Part I on pages 9 and 10 herein.


ITEM 11.   EXECUTIVE COMPENSATION

       Information with respect to this item is set forth in the Proxy Statement under the heading "Executive Management Compensation" and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information with respect to the ownership of securities of the Company by certain persons is set forth in the Proxy Statement under the heading "Principal Shareholders" and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information with respect to transactions with management and others is set forth in the Proxy Statement under the headings "Compensation Committee Interlocks and Insider Participation," "Insurance and Supplemental Retirement Benefits," and "Other Matters" and is incorporated herein by reference.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1.     Consolidated Financial Statements:

       The information appearing in the Company's 1994 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

2.     Financial Statement Schedule:

       -   Report of Independent Accountants
       -   Schedule II - Valuation and Qualifying Accounts

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       With the exception of the consolidated financial statements and the independent accountants' report thereon listed in the above index, the information referred to in Items 5, 6, and 7, and the supplementary quarterly financial information referred to in Item 8, all of which are included in the 1994 Annual Report to Shareholders of Roy F. Weston, Inc. and incorporated by reference into this Annual Report on Form 10-K, the 1994 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

3.     Exhibits:

       The following exhibits are filed herewith unless otherwise indicated:

       EXHIBIT NO.                                  DESCRIPTION
       -----------                                  -----------
         3.1     Amended and Restated Articles of Incorporation of the Company.  Incorporated by reference to Exhibit 3(a) to the
                 Company's Registration Statement on Form S-1 (Registration No. 33-20834) ("No. 33-20834").

         3.2     By-Laws of the Company.  Incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for
                 the year ended December 31, 1989.

         4.1     Indenture between the Company and Mellon Bank, N.A. relating to the 7% Convertible Subordinated Debentures due
                 April 15, 2002.  Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1
                 (Registration No. 33-13020) ("No. 33-13020").

         4.2     Agreement of Resignation/Appointment and Acceptance between Mellon Bank, N.A., Security Pacific National Trust
                 Company, and the Company relating to the 7% Convertible Subordinated Debentures due April 15, 2002. Incorporated by
                 reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

         9.1     Voting Trust Agreement among certain shareholders of the Company.  Incorporated by reference to Exhibit 9(a) to the
                 Company's Registration Statement on Form S-1 (Registration No. 33-5914) ("No. 33-5914").

         9.2     Form of Restrictive Stock Transfer Agreement among certain shareholders of the Company.  Incorporated by reference to Exhibit 9(b) to No. 33-5914.

        10.1     Form of the Company's Retirement Supplement to Split Dollar Life Insurance Agreement.  Incorporated by reference to
                 Exhibit 10(c) to No. 33-5914.

       EXHIBIT NO.                                  DESCRIPTION
       -----------                                  -----------
       10.2      Form of the Company's Executive Supplemental Benefit Plan - Supplemental Retirement Agreement.  Incorporated by
                 reference to Exhibit 10(d) to No. 33-5914.

       10.3      Employment Agreement dated November 12, 1973, between Roy F. Weston and the Company, as amended.  Incorporated by reference to Exhibit 10(e) to No. 33-5914.

       10.4      Amendment #2 to the Employment Agreement dated November 12, 1973, between Roy F. Weston and the Company, as amended. Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1991.

       10.5      Technical Assistance Team (TAT) Agreement dated August 28, 1990, between the Environmental Protection Agency and the Company.  Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

       10.6      The Company's Stock-Based Incentive Compensation Plan.  Incorporated by reference to Appendix A to the Company's
                 Proxy Statement dated April 9, 1991.  Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1992.

       10.7      Restricted Stock Agreement dated April 10, 1992, between the Company and William J. Marrazzo, President and Chief
                 Executive Officer.  Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the
                 year ended December 31, 1992.

       10.8      Credit Agreement dated March 18, 1994 among Roy F. Weston, Inc. and its subsidiaries, CoreStates Bank, N.A., First
                 Fidelity Bank, N.A., Mellon Bank, N.A., and PNC Bank, National Association.  Incorporated by reference to Exhibit
                 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

       10.9      First Amendment to Credit Agreement dated November 10, 1994.

       11        Computation of Net Income per Share.

       13        The Company's 1994 Annual Report to Shareholders.

       21        Subsidiaries of the Company.

       23        Consent of Independent Accountants.

       27        Financial Data Schedule.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1994.

Note: Any of the exhibits listed in the foregoing index not included with this Annual Report on Form 10-K may be obtained without charge by writing to Mr. Steven V. Abramson, Corporate Secretary, Roy F. Weston, Inc., 1 Weston Way, West Chester, Pennsylvania 19380-1499.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Roy F. Weston, Inc.

       Our report on the consolidated financial statements of Roy F. Weston, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 21 of the 1994 Annual Report to Shareholders of Roy F. Weston, Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 12 of this Form 10-K.

       In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 8, 1995

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)




                                               AMOUNTS         DEDUCTIONS -
                             BALANCE AT       CHARGED TO       CHARGED TO      WRITE-OFF OF        BALANCE
                              BEGINNING       COSTS AND           OTHER       UNCOLLECTIBLE       AT END OF
       DESCRIPTION           OF PERIOD         EXPENSES         ACCOUNTS         ACCOUNTS          PERIOD
  YEAR ENDED
       DECEMBER 31, 1994:
       Allowance for
       Doubtful Accounts       $1,630            $570             $  --           $  501           $1,699

  YEAR ENDED
       DECEMBER 31, 1993:
       Allowance for
       Doubtful Accounts       $1,913            $960             $  --           $1,243           $1,630

  YEAR ENDED
       DECEMBER 31, 1992:
       Allowance for
       Doubtful Accounts       $1,389            $960             $  --           $  436           $1,913

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, ROY F. WESTON, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                  ROY F. WESTON, INC.

                                                  By:  A. FREDERICK THOMPSON
                                                       ---------------------
                                                       A. Frederick Thompson
                                                       Chairman of the Board

                                                  Date: March 28, 1995
                                                       -------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

             NAME                                               TITLE                              DATE
    A. FREDERICK THOMPSON                      Chairman of the Board                            March 28, 1995
------------------------------------
    A. Frederick Thompson

    WILLIAM J. MARRAZZO                        President and Chief Executive Officer,           March 28, 1995
------------------------------------           and Director
    William J. Marrazzo                        (Principal Executive Officer)

    PETER J. MARKS                             Executive Vice President                         March 28, 1995
------------------------------------           and Chief Operating Officer, and Director
    Peter J. Marks                             (Principal Operating Officer)

    M. CHRISTINE MURPHY                        Executive Vice President and                     March 28, 1995
------------------------------------           Chief Financial Officer, and Director
    M. Christine Murphy                        (Principal Financial Officer)

    WILLIAM G. MECAUGHEY                       Vice President and                               March 28, 1995
------------------------------------           Corporate Controller
    William G. Mecaughey                       (Principal Accounting Officer)

    ROY F. WESTON                              Director and Chairman Emeritus                   March 28, 1995
------------------------------------
    Roy F. Weston

    M. SALAH ABDELHAMID                        Director                                         March 28, 1995
------------------------------------
    M. Salah Abdelhamid

    JOHN W. THORSEN                            Director                                         March 28, 1995
------------------------------------
    John W. Thorsen

    VISHWA K. VARMA                            Director                                         March 28, 1995
------------------------------------
    Vishwa K. Varma

    STEVEN C. VORNDRAN                         Director                     March 28, 1995
------------------------------------
    Steven C. Vorndran

    JOSEPH BORDOGNA                            Director                     March 28, 1995
------------------------------------
    Joseph Bordogna

    HENRY L. DIAMOND                           Director                     March 28, 1995
------------------------------------
    Henry L. Diamond

    KATHERINE SWOYER FITTIPALDI                Director                     March 28, 1995
------------------------------------
    Katherine Swoyer Fittipaldi

    BERNARD D. GOLDSTEIN                       Director                     March 28, 1995
------------------------------------
    Bernard D. Goldstein

    ROBERT G. JAHN                             Director                     March 28, 1995
------------------------------------
    Robert G. Jahn

    MARVIN O. SCHLANGER                        Director                     March 28, 1995
------------------------------------
    Marvin O. Schlanger

[RECYCLED LOGO] PRINTED ON RECYCLED PAPER