Form 10-Q
period 1995-03-31
WESTON ROY F INC
filed 1995-05-15
CIK 106473

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549


         (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For quarter period ended March 31, 1995

         ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------

Commission File No. 0-4643


                             ROY F. WESTON, INC.
            (Exact name of registrant as specified in its charter)


PENNSYLVANIA                                                 23-1501990
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1 WESTON WAY, WEST CHESTER, PENNSYLVANIA                     19380-1499

 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code........   (610)-701-3000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                No
                           ------                ------

         As of April 28, 1995, the registrant had outstanding 7,338,874 shares of Series A common stock and 2,111,784 shares of common stock.

                 Index                                                           Page
                 -----                                                           ----
Part I - Financial Information

         Item 1.          Financial Statements:

                          Consolidated Balance Sheets -
                          March 31, 1995 and December 31, 1994                    1-2

                          Consolidated Statements of Income -
                          Three Months Ended March 31, 1995 and 1994              3

                          Consolidated Statements of Cash Flows -
                          Three Months Ended March 31, 1995 and 1994              4

                          Notes to Consolidated Financial Statements              5


         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                              6

Part II - Other Information                                                       7

         Item 1.          Legal Proceedings
         Item 2.          Changes in Securities
         Item 3.          Defaults Upon Senior Securities
         Item 4.          Submission of Matters to a Vote of Security Holders
         Item 5.          Other Information
         Item 6.          Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                           March 31,       December 31,
                                                              1995             1994
                                                              ----             ----
                                                           (Unaudited)
                                                             (Thousands of Dollars)
CURRENT ASSETS

Cash and cash equivalents...........................       $   8,583          $   5,745
Marketable securities...............................          11,469             12,992
Accounts receivable, trade, net of allowance
 for doubtful accounts of $1,872 in 1995
 and $1,699 in 1994.................................          77,778             68,947
Unbilled costs and estimated earnings on
 contracts in process...............................          21,035             20,586
Prepaid and refundable income taxes.................           1,053              1,581
Deferred income taxes...............................           1,825              1,395
Other...............................................           2,795              3,626
                                                           ---------          ---------

         Total current assets.......................         124,538            114,872
                                                           ---------          ---------

PROPERTY AND EQUIPMENT

Land................................................             215                215
Buildings and improvements..........................          11,099             10,832
Furniture and equipment.............................          55,622             54,617
Leasehold improvements..............................           7,424              7,579
Construction in progress............................             791                253
                                                           ---------          ---------
         Total property and equipment...............          75,151             73,496
Less accumulated depreciation and amortization......          53,788             52,494
                                                           ---------          ---------
         Property and equipment, net................          21,363             21,002
                                                           ---------          ---------


OTHER ASSETS

Goodwill, net of accumulated amortization of
 $1,092 in 1995 and $1,055 in 1994..................           4,862              4,899
Deferred income taxes...............................           1,562              1,827
Other...............................................          14,539             14,130
                                                           ---------          ---------
         Total other assets.........................          20,963             20,856
                                                           ---------          ---------
                                                           $ 166,864          $ 156,730
                                                           =========          =========

See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                     March 31,              December 31,
                                                       1995                     1994
                                                       ----                     ----
                                                    (Unaudited)
                                                           (Thousands of Dollars)
CURRENT LIABILITIES

Current maturities of long-term debt..............        $    2,425          $   2,431
Accounts payable and accrued expenses.............            11,560             11,502
Billings on contracts in process in excess of
 costs and estimated earnings.....................            14,672              8,960
Employee compensation, benefits and
 payroll taxes....................................            12,291              9,841
Income taxes payable..............................               166                120
Other ............................................             9,897              7,666
                                                          ----------          ---------
         Total current liabilities................            51,011             40,520
                                                          ----------          ---------

LONG TERM DEBT....................................            29,267             29,843
                                                          ----------          ---------

OTHER LIABILITIES.................................             5,318              5,475
                                                          ----------          ---------

CONTINGENCIES.....................................

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares
 authorized; 3,193,059 shares issued in 1995;
 3,211,213 shares issued in 1994..................               319                321
Series A common stock, $.10 par value,
 20,500,000 shares authorized; 7,686,479
 shares issued in 1995; 7,668,325 shares
 issued in 1994...................................               769                767
Additional paid-in capital........................            52,896             52,684
Retained earnings.................................            29,987             29,415
                                                          ----------          ---------
                                                              83,971             83,187
Less treasury stock at cost, 1,081,275 common
 shares in 1995 and 1994; 290,605 and 214,705
 Series A common shares in 1995 and 1994..........             2,703              2,295
                                                          ----------          ---------

         Total stockholders' equity...............            81,268             80,892
                                                          ----------          ---------
                                                          $  166,864          $ 156,730
                                                          ==========          =========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)





                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            1995               1994
                                                            ----               ----
                                                             (Thousands of Dollars)
Gross revenues.....................................       $   75,601         $   72,191
Direct project costs...............................           22,877             22,163
                                                          ----------         ----------
         Net revenues..............................           52,724             50,028
                                                          ----------         ----------

Expenses:
         Direct salaries and other operating costs.           44,106             42,380
         General and administrative expenses.......            7,498              7,050
                                                          ----------         ----------
                                                              51,604             49,430
                                                          ----------         ----------

         Income from operations....................            1,120                598
                                                          ----------         ----------

Other income (expense):
         Investment income.........................              372                180
         Interest expense..........................             (605)              (665)
         Other.....................................                7                 54
                                                          ----------         ----------
                                                                (226)              (431)
                                                          ----------         ----------

         Income before income taxes................              894                167

Provision for income taxes.........................              322                 64
                                                          ----------         ----------

         Net income ...............................       $      572         $      103
                                                          ==========         ==========

         Net income per share......................       $      .06         $      .01
                                                          ==========         ==========

Weighted average shares outstanding                        9,552,040          9,491,877
                                                          ==========         ==========



See notes to consolidated financial statements.

                     ROY F. WESTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                             1995           1994
                                                                             ----           ----
                                                                           (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income .........................................                  $     572        $     103

     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization.............                      2,367            2,650
            Provision for losses on accounts
             receivable...............................                        180              180
            Other.....................................                        671              401

     Change in assets and liabilities:
            Accounts receivable, trade................                     (9,011)          (1,838)
            Unbilled costs and estimated earnings on
             contracts in process.....................                       (449)            (324)
            Other current assets......................                        831           (1,071)
            Accounts payable and accrued expenses.....                         58             (276)
            Billings on contracts in excess of costs
             and estimated earnings...................                      5,712           (1,138)
            Employee compensation, benefits and
             payroll taxes............................                      2,450            2,612
            Income taxes..............................                        574              612
            Deferred income taxes.....................                        (62)            (488)
            Other current liabilities.................                      1,498              316
            Other assets and liabilities..............                       (334)             183
                                                                        ---------        ---------
     Net cash provided by operating activities........                      5,057            1,922
                                                                        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of investments...................                      6,650           11,050
  Payments for purchase of investments................                     (5,052)         (12,186)
  Purchase of property and equipment, net.............                     (2,327)            (874)
  Investments in other assets.........................                       (500)             (69)
                                                                        ---------        ---------
     Net cash used for investing activities...........                     (1,229)          (2,079)
                                                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments under long-term debt.............                       (582)          (1,729)
  Purchase of Series A common treasury stock..........                       (408)             -
                                                                        ---------        ---------
         Net cash used for financing activities.......                       (990)          (1,729)
                                                                        ---------        ---------
         Net increase (decrease) in cash and cash
         equivalents..................................                      2,838           (1,886)

Cash and cash equivalents:
         Beginning of period..........................                      5,745           14,441
                                                                        ---------        ---------
         End of period................................                  $   8,583        $  12,555
                                                                        =========        =========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 1995 are not necessarily indicative of results for the full year 1995.

NOTE 2 - CONSOLIDATED STATEMENTS OF CASH FLOW

Cash payments for income taxes were $14,000 and $188,000 in the three months ended March 31, 1995 and 1994, respectively. Cash payments for interest were $128,000 and $209,000 in the three months ended March 31, 1995 and 1994, respectively.

No capital lease obligations were incurred in the three months ended March 31, 1995 or 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

Cash and cash equivalents increased $2,838,000 in the first three months of 1995 to $8,583,000 from $5,745,000 at December 31, 1994. Marketable securities decreased $1,523,000 in the first three months of 1995 to $11,469,000 from $12,992,000 at December 31, 1994.

Operating activities provided cash of $5,057,000 for the first three months of 1995 compared to $1,922,000 in the comparable 1994 period. Net cash investments in property and equipment and other assets were $2,827,000 in the first three months of 1995 compared to $943,000 in the comparable 1994 period. The Company used cash of $990,000 in financing activities in the first three months of 1995, compared to $1,729,000 in the 1994 first quarter.

Material Changes in Results of Operations

Net income for the three months ended March 31, 1995 increased 455% to 572,000, or $.06 per share, compared to $103,000, or $.01 per share, for the three months ended March 31, 1994.

Gross revenues increased 5% to $75,601,000 for the three months ended March 31, 1995, compared to $72,191,000 in the 1994 period. Net revenues increased 5% to $52,724,000 for the three months ended March 31, 1995, compared to $50,028,000 for the comparable 1994 period. Net revenues in the three months ended March 31, 1995 include $600,000 representing a refined estimate of contract realization on a remediation project. Increases in net revenues on consulting services, principally due to improved direct labor utilization, and remediation projects, principally due to improved pricing and project management, were partially offset by lower analytical laboratory services revenues.

Income from operations increased 87% to $1,120,000 for the three months ended March 31, 1995 from $598,000 in 1994, principally due to the greater 1995 net revenues. Improved results from remediation projects were partially offset by declines in margins for analytical laboratory services and consulting services. The Company is continuing to allocate significant resources to new business development activities.

Investment income increased $192,000, or 107%, to $372,000 in 1995 due to greater amounts invested in cash equivalents and marketable securities. Interest expense declined $60,000, or 9%, to $605,000 in 1995 due to lower borrowings. Other income for the three months ended March 31, 1994 included a $51,000 gain realized on repurchase of the Company's 7% Convertible Subordinated Debentures.

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings
                       Not Applicable.

         Item 2. Changes in Securities
                       Not Applicable.

         Item 3. Defaults Upon Senior Securities
                       Not Applicable.

         Item 4. Submission of Matters to a Vote of Security Holders
                       Not Applicable.

         Item 5. Other Information
                       Not Applicable.

         Item 6. Exhibits and Reports on Form 8-K

               (a)     The following documents are filed as part of this report:

                       Exhibit No.              Description
                       -----------              -----------
                          11                    Statements of Computation
                                                of Net Income Per Share

                          27                    Financial Data Schedule

               (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         ROY F. WESTON, INC.
                                         (Registrant)




Date:    May 12, 1995                    By:/s/ M. Christine Murphy
                                            -----------------------
                                                M. Christine Murphy
                                                Executive Vice President
                                                Quality Assurance/Finance
                                                (Duly Authorized Officer)
                                                (Principal Financial Officer)





Date: May 12, 1995                       By:/s/ William G. Mecaughey
                                            -----------------------
                                                William G. Mecaughey
                                                Vice President and
                                                Corporate Controller
                                                (Chief Accounting Officer)

                                 EXHIBIT INDEX




         Exhibit No.                                        Description
         -----------                                        -----------
             11                                    Statements of Computation of
                                                   Net Income Per Share


             27                                    Financial Data Schedule