Form 10-Q
period 1995-06-30
WESTON ROY F INC
filed 1995-08-11
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


         (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For quarter period ended June 30, 1995

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

Registrant's telephone number, including area code....................(610)-701-3000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                No
                          ---------             ---------

         As of June 30, 1995, the registrant had outstanding 7,505,449 shares of Series A common stock and 2,111,784 shares of common stock.

                 Index                                                               Page
                 -----                                                               ----
Part I - Financial Information

         Item 1.          Financial Statements:

                          Consolidated Balance Sheets -
                          June 30, 1995 and December 31, 1994                        1-2

                          Consolidated Statements of Income -
                          Three Months Ended June 30, 1995 and 1994                  3

                          Consolidated Statements of Income -
                          Six Months Ended June 30, 1995 and 1994                    4

                          Consolidated Statements of Cash Flows -
                          Six Months Ended June 30, 1995 and 1994                    5

                          Notes to Consolidated Financial Statements                 6


         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                                 7-8


Part II - Other Information                                                          9

         Item 1.          Legal Proceedings
         Item 2.          Changes in Securities
         Item 3.          Defaults Upon Senior Securities
         Item 4.          Submission of Matters to a Vote of Security Holders
         Item 5.          Other Information
         Item 6.          Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                             June 30,                    December 31,
                                                               1995                          1994
                                                               ----                          ----
                                                            (Unaudited)
                                                                       (Thousands of Dollars)
CURRENT ASSETS

Cash and cash equivalents...........................       $   9,583                     $   5,745
Marketable securities...............................           7,394                        12,992
Accounts receivable, trade, net of allowance
 for doubtful accounts of $2,024 in 1995
 and $1,699 in 1994.................................          77,238                        68,947
Unbilled costs and estimated earnings on
 contracts in process...............................          18,164                        20,586
Prepaid and refundable income taxes.................             -                           1,581
Deferred income taxes...............................           2,888                         1,395
Other...............................................           3,405                         3,626
                                                           ---------                     ---------
      Total current assets..........................         118,672                       114,872
                                                           ---------                     ---------

PROPERTY AND EQUIPMENT

Land................................................             215                           215
Buildings and improvements..........................          11,207                        10,832
Furniture and equipment.............................          56,239                        54,617
Leasehold improvements..............................           7,433                         7,579
Construction in progress............................           1,777                           253
                                                           ---------                     ---------
      Total property and equipment..................          76,871                        73,496
Less accumulated depreciation and amortization......          55,408                        52,494
                                                           ---------                     ---------
      Property and equipment, net...................          21,463                        21,002
                                                           ---------                     ---------

OTHER ASSETS

Goodwill, net of accumulated amortization of
 $1,129 in 1995 and $1,055 in 1994..................           4,825                         4,899
Deferred income taxes...............................           1,774                         1,827
Other...............................................          16,548                        14,130
                                                           ---------                     ---------
      Total other assets............................          23,147                        20,856
                                                           ---------                     ---------
                                                           $ 163,282                     $ 156,730
                                                           =========                     =========



See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                             June 30,                   December 31,
                                                               1995                         1994
                                                               ----                         ----
                                                            (Unaudited)
                                                                     (Thousands of Dollars)
CURRENT LIABILITIES

Current maturities of long-term debt..............        $    2,429                     $   2,431
Accounts payable and accrued expenses.............            10,873                        11,502

Billings on contracts in process in excess of
 costs and estimated earnings.....................            14,800                         8,960
Employee compensation, benefits and
 payroll taxes....................................            10,593                         9,841
Income taxes payable..............................             1,253                           120
Other ............................................             9,226                         7,666
                                                          ----------                     ---------
      Total current liabilities...................            49,174                        40,520
                                                          ----------                     ---------
LONG TERM DEBT....................................            25,734                        29,843
                                                          ----------                     ---------
OTHER LIABILITIES.................................             5,550                         5,475
                                                          ----------                     ---------
CONTINGENCIES.....................................

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares
 authorized; 3,193,059 shares issued in 1995;
 3,211,213 shares issued in 1994..................               319                           321
Series A common stock, $.10 par value,
 20,500,000 shares authorized; 7,876,054
 shares issued in 1995; 7,668,325 shares
 issued in 1994...................................               788                           767
Additional paid-in capital........................            53,829                        52,684
Retained earnings.................................            30,949                        29,415
                                                          ----------                     ---------
                                                              85,885                        83,187
Less treasury stock at cost, 1,081,275 common
 shares in 1995 and 1994; 370,605 and 214,705
 Series A common shares in 1995 and 1994..........             3,061                        2,295
                                                          ----------                    ---------

      Total stockholders' equity..................            82,824                        80,892
                                                          ----------                     ---------
                                                          $  163,282                     $ 156,730
                                                          ==========                     =========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)





                                                                  Three Months Ended June 30,
                                                                  ---------------------------
                                                               1995                         1994
                                                               ----                         ----
                                                                   (Thousands of Dollars)
Gross revenues.....................................       $   76,403                   $   69,860
Direct project costs...............................           23,772                       19,803
                                                          ----------                   ----------
      Net revenues.................................           52,631                       50,057
                                                          ----------                   ----------
Expenses:
      Direct salaries and other operating costs....           44,219                       43,519
      General and administrative expenses..........            7,074                        7,188
                                                          ----------                   ----------
                                                              51,293                       50,707
                                                          ----------                   ----------
      Income (loss) from operations................            1,338                         (650)
                                                          ----------                   ----------
Other income (expense):
      Investment income............................              363                          383
      Interest expense.............................             (605)                        (630)
      Other........................................              407                           13
                                                          ----------                   ----------
                                                                 165                         (234)
                                                          ----------                   ----------

      Income (loss) before income taxes............            1,503                         (884)

Provision (benefit) for income taxes...............              541                         (338)
                                                          ----------                   ----------

       Net income (loss)...........................       $      962                   $     (546)
                                                          ==========                   ==========

       Net income (loss) per share.................       $      .10                   $     (.06)
                                                          ==========                   ==========

Weighted average shares outstanding                        9,453,730                    9,483,372
                                                          ==========                   ==========





See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)





                                                                     Six Months Ended June 30,
                                                                    -------------------------
                                                               1995                         1994
                                                               ----                         ----
                                                                   (Thousands of Dollars)
Gross revenues.....................................       $  152,004                    $  142,051
Direct project costs...............................           46,649                        41,966
                                                          ----------                    ----------
      Net revenues.................................          105,355                       100,085
                                                          ----------                    ----------

Expenses:
      Direct salaries and other operating costs....           88,325                        85,899
      General and administrative expenses..........           14,572                        14,238
                                                          ----------                    ----------
                                                             102,897                       100,137
                                                          ----------                    ----------

      Income (loss) from operations................            2,458                           (52)
                                                          ----------                    ----------

Other income (expense):
      Investment income............................              735                           563
      Interest expense.............................           (1,210)                       (1,295)
      Other........................................              414                            67
                                                          ----------                    ----------
                                                                 (61)                         (665)
                                                          ----------                    ----------

      Income (loss) before income taxes............            2,397                          (717)

Provision (benefit) for income taxes...............              863                          (274)
                                                          ----------                    ----------

      Net income (loss)............................       $    1,534                   $      (443)
                                                          ==========                   ===========

      Net income (loss) per share..................       $      .16                   $      (.05)
                                                          ==========                   ===========

Weighted average shares outstanding                        9,502,614                     9,484,084
                                                          ==========                    ==========





See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                    Six Months Ended June 30,
                                                                   -------------------------
                                                               1995                         1994
                                                               ----                         ----
                                                                   (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)................................        $   1,534                    $     (443)

     Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depreciation and amortization.............            4,778                         5,189
         Provision for losses on accounts
          receivable...............................              360                           360
         Other.....................................              927                           816

     Change in assets and liabilities:
         Accounts receivable, trade................           (8,651)                       (3,287)
          Unbilled costs and estimated earnings on
          contracts in process.....................            2,422                         2,233
         Other current assets......................              221                          (802)
         Accounts payable and accrued expenses.....             (629)                         (721)
         Billings on contracts in excess of costs
          and estimated earnings...................            5,840                        (1,455)
         Employee compensation, benefits and
          payroll taxes............................              752                           918
         Income taxes..............................            2,714                         1,493
         Deferred income taxes.....................           (1,645)                       (1,708)
         Other current liabilities.................              536                          (166)
         Other assets and liabilities..............              (97)                          384
                                                           ---------                     ---------
     Net cash provided by operating activities.....            9,062                         2,811
                                                           ---------                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of investments................           12,770                        24,655
  Payments for purchase of investments.............           (7,041)                      (20,233)
  Purchase of property and equipment, net..........           (4,374)                       (1,850)
  Investments in other assets......................           (2,392)                         (113)
                                                           ---------                     ---------
     Net cash provided by (used for) investing
      activities...................................           (1,037)                        2,459
                                                           ---------                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments under long-term debt..........           (4,166)                       (2,425)
  Proceeds from issuance of Series A common stock..              745                           838
  Purchase of Series A common treasury stock.......             (766)                         -
                                                           ---------                     ---------
      Net cash used for financing activities.......           (4,187)                       (1,587)
                                                           ---------                     ---------

      Net increase in cash and cash
       equivalents.................................            3,838                         3,683

Cash and cash equivalents:
      Beginning of period..........................            5,745                        14,441
                                                           ---------                     ---------
      End of period................................        $   9,583                     $  18,124
                                                           =========                     =========



See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Results for the three months and six months ended June 30, 1995 are not necessarily indicative of results for the full year 1995.

NOTE 2 - CONSOLIDATED STATEMENTS OF CASH FLOW

During the first six months of 1995 and 1994 there were net cash refunds for income taxes of $184,000 and $59,000, respectively. Cash payments for interest were $1,185,000 and $1,245,000 in the six months ended June 30, 1995 and 1994, respectively.

Capital lease obligations of $55,000 and $81,000 were incurred in the six months ended June 30, 1995 and 1994, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

Cash and cash equivalents increased $3,838,000 in the first six months of 1995 to $9,583,000 from $5,745,000 at December 31, 1994. Marketable securities decreased $5,598,000 in the first six months of 1995 to $7,394,000 from $12,992,000 at December 31, 1994.

Operating activities provided cash of $9,062,000 for the six months ended June 30, 1995. Net cash investments in property and equipment and other assets were $6,766,000 in the first six months of 1995, including a $2,000,000 investment for a minority interest in a bioremediation and infrastructure engineering company, compared to $1,963,000 in the comparable 1994 period. The Company used cash of $4,187,000 in financing activities in the first six months of 1995, including the purchase of its 7% Convertible Subordinated Debentures in the principal amount of $3,000,000. In addition the Company purchased 155,900 shares of its Series A common stock for $766,000.

Material Changes in Results of Operations

Net income for the three months ended June 30, 1995 was $962,000 or $.10 per share, compared to a net loss of $546,000 or $.06 per share, for the three months ended June 30, 1994. Net income for the six months ended June 30, 1995 was $1,534,000 or $.16 per share, compared to net loss of $443,000 or $.05 per share, for the six months ended June 30, 1994.

Gross revenues increased 9% to $76,403,000 for the three months ended June 30, 1995, and 7% to $152,004,000 for the six months ended June 30, 1995, compared to the 1994 periods. Net revenues increased 5% to $52,631,000 for the three months ended June 30, 1995, and 5% to $105,355,000 for the six months ended June 30, 1995, compared to the 1994 periods. Net revenues in the six months ended June 30, 1995 include $600,000 representing a refined estimate of contract realization on a remediation project. For both the three months and six months ended June 30, 1995, increases in net revenues for consulting services and remediation projects were partially offset by lower analytical laboratory services revenues.

Income from operations for the three months ended June 30, 1995 was $1,338,000 compared to a loss from operations of $650,000 for the three months ended June 30, 1994. Income from operations for the six months ended June 30, 1995 was $2,458,000 compared to a loss from operations of $52,000 for the six months ended June 30, 1994. The improvements in the three months and six months ended June 30, 1995 were principally due to the greater 1995 net revenues. Improved results from remediation projects were partially offset by declines in margins for analytical laboratory services and lower revenues for consulting services in the western United States. General and administrative expenses as a percentage of net revenues declined to 13.4% and 13.8% in the three months and six months ended June 30, 1995, respectively, from 14.4% and 14.2% in the three months and six months ended June 30, 1994, respectively, due to greater net revenues and expense reductions.

Investment income increased $172,000 or 31% for the six months ended June 30, 1995 due to higher interest rates. Interest expense declined $25,000 or 4%, and $85,000 or $7%, in the three months and six months ended June 30, 1995, respectively, due to lower borrowings. Other income for the three months and six months ended June 30, 1995, includes a $376,000 gain realized on purchase of the Company's 7% Convertible Subordinated Debentures. Other income for the six months ended June 30, 1994 included a $51,000 gain from debenture purchase.

PART II  OTHER INFORMATION
         Item 1.          Legal Proceedings
                                  Not Applicable.

         Item 2.          Changes in Securities
                                  Not Applicable.

         Item 3.          Defaults Upon Senior Securities
                                  Not Applicable.

         Item 4.          Submission of Matters to a Vote of Security Holders
                               On May 8, 1995, the Company held its Annual Meeting of Shareholders.
                               The shareholders approved an amendment increasing by 450,000 the number of shares of Series A common stock reserved for issuance under the Company's Employee Stock Purchase Plan.  There were
                               2,498,074 affirmative votes,  19,449 negative votes, 3,895 abstentions and 150,230 broker non-votes.

         Item 5.          Other Information
                                  Not Applicable.

         Item 6.          Exhibits and Reports on Form 8-K

                          (a)     The exhibit filed as part of this report below:

                                  Exhibit No.                       Description
                                  -----------                       -----------
                                      11                            Statements of Computation
                                                                    of Net Income (Loss) Per Share

                                      27                            Financial Data  Schedule

                          (b)     No reports on Form 8-K have been filed during the quarter
                                  ended June 30, 1995.

                                                                      Exhibit 11


                      ROY F. WESTON, INC. AND SUBSIDIARIES

            STATEMENTS OF COMPUTATION OF NET INCOME (LOSS) PER SHARE




                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                               1995                      1994
                                                               ----                      ----
                                                                (Thousands of Dollars)
PRIMARY
- -------
Net income (loss)..................................     $        962                   $      (546)
                                                         ===========                   ===========
Weighted average shares outstanding................        9,453,730                     9,483,372
                                                         ===========                   ===========
Net income (loss) per share........................     $        .10                   $      (.06)
                                                         ===========                   ===========
FULLY DILUTED
- -------------
Net income (loss)..................................           $  962                        $ (546)

ADD:
      Interest on 7% Convertible Subordinated
       Debentures, net of applicable income
       taxes.......................................              244                           268
                                                         -----------                   -----------
Net income (loss) for fully diluted net income (loss)
 per share.........................................     $      1,206                   $      (278)
                                                        ============                   ============
Weighted average number of shares used in
 calculating primary net income (loss) per share...        9,453,730                     9,483,372

ADD:
      Shares issuable upon conversion of 7%
       Convertible Subordinated Debentures.........        1,076,814                     1,175,106
      Stock options................................           -                              -
                                                         -----------                   -----------
Weighted average number of shares used in
 calculating fully diluted net income (loss) per
  share............................................       10,530,544                    10,658,478
                                                         ===========                   ===========
Fully diluted net income (loss) per share..........     $        .11                   $      (.03)
                                                         ===========                   ===========

                                                                      Exhibit 11


                      ROY F. WESTON, INC. AND SUBSIDIARIES

            STATEMENTS OF COMPUTATION OF NET INCOME (LOSS) PER SHARE




                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                               1995                      1994
                                                               ----                      ----
                                                                 (Thousands of Dollars)
PRIMARY
- -------

Net income (loss)..................................     $     1,534                    $      (443)
                                                        ===========                    ============

Weighted average shares outstanding................       9,502,614                      9,483,084
                                                        ===========                    ===========

Net income (loss) per share........................     $       .16                   $       (.05)
                                                        ===========                   ============

FULLY DILUTED
- -------------

Net income (loss)..................................          $1,534                   $       (443)


ADD:
       Interest on 7% Convertible Subordinated
       Debentures, net of applicable income
       taxes.......................................             489                            543
                                                        -----------                    -----------

      Net income for fully diluted net income per
       share.......................................     $     2,023                   $        100
                                                        ===========                    ===========

Weighted average number of shares used in
 calculating primary net income (loss) per share...       9,502,614                      9,484,084

ADD:
      Shares issuable upon conversion of 7%
       Convertible Subordinated Debentures.........       1,125,689                      1,189,487

      Stock options................................          -                               -
                                                        -----------                    -----------

Weighted average number of shares used in
 calculating fully diluted net income per
  share............................................      10,628,303                     10,673,571
                                                        ===========                    ===========

Fully diluted net income per share.................     $       .19                    $       .01
                                                        ===========                    ===========

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  ROY F. WESTON, INC.
                                  (Registrant)

Date:    August 10, 1995          By:/s/ M. Christine Murphy
                                     ------------------------
                                         M. Christine Murphy
                                         Executive Vice President
                                         Quality Assurance/Finance
                                         (Duly Authorized Officer)
                                         (Principal Financial Officer)





Date: August 10, 1995             By:/s/ William G. Mecaughey
                                     -------------------------
                                         William G. Mecaughey
                                         Vice President and
                                         Corporate Controller
                                         (Chief Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.                       Description
- -----------                       -----------
   11                     Statements of Computation of
                          Net Income (Loss) Per Share


   27                     Financial Data Schedule