Form 10-Q
period 1995-09-30
WESTON ROY F INC
filed 1995-11-14
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________


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

Registrant's telephone number, including area code...............(610)-701-3000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                No
                          --------              --------

     As of September 30, 1995, the registrant had outstanding 7,404,787 shares of Series A common stock and 2,111,784 shares of common stock.

          Index                                                 Page
          -----                                                 ----
Part I - Financial Information

     Item 1.   Financial Statements:

               Consolidated Balance Sheets -
               September 30, 1995 and December 31, 1994             1-2

               Consolidated Statements of Income -
               Three Months Ended September 30, 1995 and 1994       3

               Consolidated Statements of Income (Loss) -
               Nine Months Ended September 30, 1995 and 1994        4

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1995 and 1994        5

               Notes to Consolidated Financial Statements           6



     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                           7-8


Part II - Other Information                                         9
     Item 1.   Legal Proceedings
     Item 2.   Changes in Securities
     Item 3.   Defaults Upon Senior Securities
     Item 4.   Submission of Matters to a Vote of Security Holders
     Item 5.   Other Information
     Item 6.   Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                         September 30,   December 31,
                                                            1995             1994
                                                            ----             ----
                                                         (Unaudited)
                                                            (Thousands of Dollars)
  CURRENT ASSETS

  Cash and cash equivalents...........................  $  15,316         $   5,745
  Marketable securities...............................      3,793            12,992
  Accounts receivable, trade, net of allowance
   for doubtful accounts of $2,106 in 1995
   and $1,699 in 1994.................................     80,058            68,947
  Unbilled costs and estimated earnings on
   contracts in process...............................     19,971            20,586
  Prepaid and refundable income taxes.................        393             1,581
  Deferred income taxes...............................      2,837             1,395
  Other...............................................      3,107             3,626
                                                        ---------         ---------

        Total current assets..........................    125,475           114,872
                                                        ---------         ---------

  PROPERTY AND EQUIPMENT

  Land................................................        215               215
  Buildings and improvements..........................     11,282            10,832
  Furniture and equipment.............................     57,780            54,617
  Leasehold improvements..............................      7,470             7,579
  Construction in progress............................      1,623               253
                                                        ---------         ---------
        Total property and equipment..................     78,370            73,496
  Less accumulated depreciation and amortization......     57,060            52,494
                                                        ---------         ---------
        Property and equipment, net...................     21,310            21,002
                                                        ---------         ---------


  OTHER ASSETS

  Goodwill, net of accumulated amortization of
   $1,166 in 1995 and $1,055 in 1994..................      4,788             4,899
  Deferred income taxes...............................      1,537             1,827
  Other...............................................     17,148            14,130
                                                        ---------         ---------
        Total other assets............................     23,473            20,856
                                                        ---------         ---------
                                                        $ 170,258         $ 156,730
                                                        =========         =========



  See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                        September 30,     December 31,
                                                            1995             1994
                                                            ----             ----
                                                         (Unaudited)
                                                            (Thousands of Dollars)
  CURRENT LIABILITIES

  Current maturities of long-term debt..............    $    2,305        $   2,431
  Accounts payable and accrued expenses.............        11,470           11,502
  Billings on contracts in process in excess of
   costs and estimated earnings.....................        19,184            8,960
  Employee compensation, benefits and
   payroll taxes....................................        12,695            9,841
  Income taxes payable..............................           332              120
  Other ............................................        10,189            7,666
                                                        ----------        ---------
        Total current liabilities...................        56,175           40,520
                                                        ----------        ---------

  LONG TERM DEBT....................................        25,169           29,843
                                                        ----------        ---------

  OTHER LIABILITIES.................................         5,658            5,475
                                                        ----------        ---------

  CONTINGENCIES.....................................

  STOCKHOLDERS' EQUITY

  Common stock, $.10 par value, 10,500,000 shares
   authorized; 3,193,059 shares issued in 1995;
   3,211,213 shares issued in 1994..................           319              321
  Series A common stock, $.10 par value,
   20,500,000 shares authorized; 7,878,892
   shares issued in 1995; 7,668,325 shares
   issued in 1994...................................           788              767
  Additional paid-in capital........................        54,044           52,684
  Retained earnings.................................        31,697           29,415
                                                        ----------        ---------
                                                            86,848           83,187
  Less treasury stock at cost, 1,081,275 common
   shares in 1995 and 1994; 474,105 and 214,705
   Series A common shares in 1995 and 1994..........         3,592            2,295
                                                        -----------       ---------

        Total stockholders' equity..................        83,256           80,892
                                                        ----------        ---------
                                                        $  170,258        $ 156,730
                                                        ==========        =========


  See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)





                                                      Three Months Ended September 30,
                                                      --------------------------------
                                                              1995         1994
                                                              ----         ----
                                                           (Thousands of Dollars)
  Gross revenues.....................................   $   79,737        $   75,531
  Direct project costs...............................       27,119            24,445
                                                        ----------        ----------
        Net revenues.................................       52,618            51,086
                                                        ----------        ----------

  Expenses:
        Direct salaries and other operating costs....       44,136            43,569
        General and administrative expenses..........        7,130             7,285
                                                        ----------        ----------
                                                            51,266            50,854
                                                        ----------        ----------

        Income from operations.......................        1,352               232
                                                        ----------        ----------

  Other income (expense):
        Investment income............................          361               382
        Interest expense.............................         (546)             (621)
        Other........................................            2                22
                                                        ----------        ----------
                                                              (183)             (217)
                                                        ----------        ----------

        Income before income taxes...................        1,169                15

  Provision for income taxes.........................          421                 6
                                                        ----------        ----------

        Net income ..................................   $      748        $        9
                                                        ==========        ==========

        Net income per share.........................   $      .08        $       -
                                                        ==========        ==========

  Weighted average shares outstanding                    9,565,903         9,561,204
                                                        ==========        ==========





  See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)





                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                              1995         1994
                                                              ----         ----
                                                           (Thousands of Dollars)
  Gross revenues.....................................   $  231,741        $  217,582
  Direct project costs...............................       73,768            66,411
                                                        ----------        ----------
        Net revenues.................................      157,973           151,171
                                                        ----------        ----------

  Expenses:
        Direct salaries and other operating costs....      132,461           129,468
        General and administrative expenses..........       21,702            21,523
                                                        ----------        ----------
                                                           154,163           150,991
                                                        ----------        ----------

        Income from operations.......................        3,810               180
                                                        ----------        ----------

  Other income (expense):
        Investment income............................        1,096               945
        Interest expense.............................       (1,756)           (1,916)
        Other........................................          416                89
                                                        ----------        ----------
                                                              (244)             (882)
                                                        ----------        ----------

        Income (loss) before income taxes............        3,566              (702)

  Provision (benefit) for income taxes...............        1,284              (268)
                                                        ----------        ----------

        Net income (loss)............................   $    2,282        $     (434)
                                                        ==========        ==========

        Net income (loss) per share..................   $      .24        $     (.05)
                                                        ==========        ==========

  Weighted average shares outstanding                    9,524,196         9,502,449
                                                        ==========        ==========





  See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                              1995          1994
                                                              ----          ----
                                                            (Thousands of Dollars)
  CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)................................   $   2,282         $    (434)

       Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
           Depreciation and amortization.............       7,207             7,661
           Provision for losses on accounts
            receivable...............................         450               540
           Other.....................................       1,342               650

       Change in assets and liabilities:
           Accounts receivable, trade................     (11,561)           (5,715)
           Unbilled costs and estimated earnings on
            contracts in process.....................         615             1,297
           Other current assets......................         519              (442)
           Accounts payable and accrued expenses.....         (32)              667
           Billings on contracts in excess of costs
            and estimated earnings...................      10,224            (2,650)
           Employee compensation, benefits and
            payroll taxes............................       2,854             4,244
           Income taxes..............................       1,400               571
           Deferred income taxes.....................      (1,458)             (766)
           Other current liabilities.................       1,079            (2,156)
           Other assets and liabilities..............        (377)             (437)
                                                        ---------         ---------
       Net cash provided by operating activities.....      14,544             3,030
                                                        ---------         ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of investments................      17,370            27,455
    Payments for purchase of investments.............      (8,102)          (34,718)
    Purchase of property and equipment, net..........      (6,241)           (2,907)
    Investments in other assets......................      (2,601)             (221)
                                                        ---------         ---------
       Net cash provided by (used for) investing
        activities...................................         426           (10,391)
                                                        ---------         ---------

  CASH FLOWS FROM FINANCING ACTIVITIES:

    Principal payments under long-term debt..........      (4,855)           (3,029)
    Proceeds from issuance of Series A common stock..         753               838
    Purchase of Series A common treasury stock.......      (1,297)             (539)
                                                        ---------         ---------
        Net cash used for financing activities.......      (5,399)           (2,730)
                                                        ---------         ---------

        Net increase (decrease) in cash and cash
         equivalents.................................       9,571           (10,091)

  Cash and cash equivalents:
        Beginning of period..........................       5,745            14,441
                                                        ---------         ---------
        End of period................................   $  15,316         $   4,350
                                                        =========         =========



  See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Results for the three months and nine months ended September 30, 1995 are not necessarily indicative of results for the full year 1995.

NOTE 2 - CONSOLIDATED STATEMENTS OF CASH FLOW

Net cash payments for income taxes were $1,361,000 in the first nine months of 1995. During the first nine months of 1994 there were net cash refunds for income taxes of $73,000. Cash payments for interest were $1,308,000 and $1,398,000 in the nine months ended September 30, 1995 and 1994, respectively.

Capital lease obligations of $55,000 and $81,000 were incurred in the nine months ended September 30, 1995 and 1994, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

Cash and cash equivalents increased $9,571,000 in the first nine months of 1995 to $15,316,000 from $5,745,000 at December 31, 1994. Marketable securities decreased $9,199,000 in the first nine months of 1995 to $3,793,000 from $12,992,000 at December 31, 1994.

Operating activities provided cash of $14,544,000 for the nine months ended September 30, 1995. Net cash investments in property and equipment and other assets were $8,842,000 in the first nine months of 1995, including a $2,000,000 investment for a minority interest in a bioremediation and infrastructure engineering company, compared to $3,128,000 in the comparable 1994 period. The Company used cash of $5,399,000 in financing activities in the first nine months of 1995, including the purchase of its 7% Convertible Subordinated Debentures in the principal amount of $3,000,000. In addition, the Company purchased 259,400 shares of its Series A common stock for $1,297,000.

Material Changes in Results of Operations

Net income for the three months ended September 30, 1995 was $748,000 or $.08 per share, compared to $9,000 or $.00 per share, for the three months ended September 30, 1994. Net income for the nine months ended September 30, 1995 was $2,282,000, or $.24 per share, compared to a net loss of $434,000, or $.05 per share, for the nine months ended September 30, 1994.

Gross revenues increased 6% to $79,737,000 for the three months ended September 30, 1995, and 7% to $231,741,000 for the nine months ended September 30, 1995, compared to the 1994 periods. Net revenues increased 3% to $52,618,000 for the three months ended September 30, 1995, and 5% to $157,973,000 for the nine months ended September 30, 1995, compared to the 1994 periods. Net revenues in the three months and nine months ended September 30, 1995 include $1,200,000 and $1,800,000, respectively, representing completion of a remediation contract negotiation. For both the three months and nine months ended September 30, 1995, increases in net revenues for consulting services and remediation projects were partially offset by lower analytical laboratory services revenues.

Income from operations for the three months ended September 30, 1995 was $1,352,000 compared to $232,000 for the three months ended September 30, 1994. Income from operations for the nine months ended September 30, 1995 was $3,810,000 compared to $180,000 for the nine months ended September 30, 1994. The improvements in the three months and nine months ended September 30, 1995 were principally due to the greater 1995 net revenues. Improved results from remediation projects were partially offset by declines in margins for analytical laboratory services and lower revenues for consulting services in the western United States. General and administrative expenses as a percentage of net revenues declined to 13.5% and 13.7% in the three months and nine months ended September 30, 1995, respectively, from 14.2% in both the three months and nine months ended September 30, 1994, respectively, due to greater net revenues and expense reductions.

Investment income increased $151,000 or 16% for the nine months ended September 30, 1995 due principally to higher interest rates on short- term investments. Interest expense declined $75,000 or 12%, and $160,000 or $8%, in the three months and nine months ended September 30, 1995, respectively, due principally to lower borrowings. Other income for the nine months ended September 30, 1995, includes a $376,000 gain realized on purchase of the Company's 7% Convertible Subordinated Debentures. Other income for the nine months ended September 30, 1994 included a $51,000 gain from debenture purchase.

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

     Item 3.   Defaults Upon Senior Securities
                    Not Applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders
                    Not Applicable.

     Item 5.   Other Information
                    Not Applicable.

     Item 6.   Exhibits and Reports on Form 8-K

               (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                     Exhibit No.              Description
                     -----------              -----------
                         11                   Statements of Computation
                                              of Net Income (Loss) Per Share

                         27                   Financial Data  Schedule

               (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROY F. WESTON, INC.
                                            (Registrant)




  Date: November 10, 1995                   By:/s/ M. Christine Murphy
                                               ------------------------
                                                  M. Christine Murphy
                                                  Executive Vice President
                                                  Quality Assurance/Finance
                                                  (Duly Authorized Officer)
                                                  (Principal Financial Officer)





  Date: November 10, 1995                   By:/s/ William G. Mecaughey
                                               -------------------------
                                                  William G. Mecaughey
                                                  Vice President and
                                                  Corporate Controller
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