Form 10-K405
period 1995-12-31
WESTON ROY F INC
filed 1996-03-28
CIK 106473

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          FOR THE TRANSITION PERIOD FROM _________________TO_________________

                         COMMISSION FILE NUMBER 0-4643

                              ROY F. WESTON, INC.

             (Exact name of registrant as specified in its charter)

                            PENNSYLVANIA                                          23-1501990
                            ------------                                          ----------
                    (State or other jurisdiction                               (I.R.S. Employer
                 of incorporation or organization)                            Identification No.)

                            1 WESTON WAY
                     WEST CHESTER, PENNSYLVANIA                                   19380-1499
                     --------------------------                                   ----------
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
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Series A Common Stock reported in the NASDAQ National Market System on March 15, 1996, was approximately $31,748,437. For the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock were considered affiliates. As of March 15, 1996, the Registrant had outstanding 7,424,227 shares of Series A Common Stock ($.10 par value) and 2,111,634 shares of Common Stock ($.10 par value).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1995 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on May 20, 1996, are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

                                                                     PART I

ITEM 1.          BUSINESS                                                                                       2

ITEM 2.          PROPERTIES                                                                                    10

ITEM 3.          LEGAL PROCEEDINGS                                                                             11

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           11

                 EXECUTIVE OFFICERS OF THE REGISTRANT                                                          12

                                                                    PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS                                                                   13

ITEM 6.          SELECTED FINANCIAL DATA                                                                       13

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                                           13

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                   14

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE                                                           14

                                                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS                                                              14

ITEM 11.         EXECUTIVE COMPENSATION                                                                        14

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT                                                                                14

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                14

                                                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K                                                                           15

                                     PART I

ITEM 1.          BUSINESS

                                    GENERAL

       Roy F. Weston, Inc. is a professional services organization that provides a broad range of consulting, engineering, remedial construction, and project management services to solve environmental and health and safety problems associated with air, water, and land pollution; hazardous material and toxic waste treatment and disposal; workplace hazards; product use; and energy conservation. These services are made available to governmental and industrial clients through the Company's staff of professional and support personnel in offices and laboratories worldwide. The Company assists its clients from the initial identification and definition of a problem, through the planning, evaluation, and design stages, to the implementation of cost-effective, technologically feasible, and politically acceptable solutions. The Company's services include laboratory analysis and evaluation of samples of hazardous, toxic, and other environmentally significant materials; development of cost-effective technologies and solutions to environmental problems; selection of sites, obtaining of governmental permits and the preparation of specifications and designs for constructing remedial systems and facilities; and construction, startup, and operation of facilities. The Company's services may be used individually or in combination, as required, to meet its clients' needs.

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

       The Company applies its skills to all phases of environmental matters, including those relating to hazardous and toxic substances; major program management; sustainable development services; solid waste management; management of wastewater, groundwater, and air resources; indoor air quality; health and safety; and energy conservation.

       HAZARDOUS AND TOXIC SUBSTANCES. Services relating to hazardous and toxic substances include the assessment of potentially hazardous waste and toxic materials; the reduction or elimination of sources of hazardous and toxic materials; the undertaking of remedial investigation and engineering feasibility studies; the operation of hazardous waste treatment systems; and consulting to obtain government environmental permits. A majority of the Company's operations is related to hazardous and toxic substances. The Company provides engineering for the destruction or detoxification and stabilization of hazardous waste.

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

       SUSTAINABLE DEVELOPMENT. The Company provides advice and counsel to government and industry to help clients assess and reduce the total environmental impact of their processes, products, and packaging by looking at the full product life cycle from raw materials acquisition, through design, manufacturing, distribution, use and reuse/recycling or disposal. The Company also provides services to integrate environmental, economic, and social considerations in its clients' businesses and operations, intended to improve environmental and financial performance.

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

       Analytical services are performed in the Company's two laboratories located in Lionville, Pennsylvania, and University Park, Illinois. The Company maintains a sales service center in Stockton, California. The Company is currently certified or approved by 38 states to provide environmental analyses and is also licensed by the Nuclear Regulatory Commission (NRC) to handle and analyze "mixed wastes" that contain radioactive as well as chemical and biological materials. Additionally, the Company has a laboratory in Auburn, Alabama, certified by the American Industrial Hygiene Association (AIHA).

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

       The Company has designed and constructed a patented mobile low-temperature thermal desorption system (LT(3)(r)). The LT(3) is designed for stripping volatile organic compounds (VOCs) from soil. The contaminated soils are heated to vaporize moisture and VOCs. The resultant clean soil is then suitable for use as on-site backfill. The Company also has designed and constructed two high-temperature transportable thermal processing systems, the "TIS-5" and the "TIS-20." These systems treat contaminated soils by a thermal process and the clean soil is then suitable for use as on-site backfill. The TIS-5 is permitted by the U. S. Environmental Protection Agency (EPA) under applicable Toxic Substance Control Act of 1976 (TSCA) regulations to burn certain hazardous materials and is operated in accordance with those permit requirements. Additional operating approvals are occasionally required and obtained from state and local authorities.

       Transportable thermal incineration technology has recently come under the same legislative and regulatory pressures as fixed unit incineration technology. In May 1994, EPA issued a new policy which required additional studies to be conducted before thermal incineration technology could be selected as the remedy at a Superfund site. This policy was applied retroactively to sites where thermal incineration technologies were already selected. The impact on the Company's thermal business is expected to be
significant in the United States.   The Company has been exploring alternative
uses for its thermal units in the international markets should regulatory and legislative action prevent their use at domestic remediation sites. During 1994 and 1995, the Company was scheduled to incinerate soils at two remediation sites, but both contracts wereas terminated. At one site, and additional studies are ongoing to determine an appropriate technology, which may include incineration.

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

       The Company derived 54%, 54%, and 57% of its consolidated gross revenues from the federal government for the years ended December 31, 1993, 1994, and 1995, respectively. Gross revenue percentages from the DOD, EPA, and DOE for each of the fiscal years are as follows:

                                                   PERCENTAGES OF CONSOLIDATED GROSS REVENUES
                                                        FOR THE YEARS ENDED DECEMBER 31

                                            1993              1994             1995
                                            ----              ----             ----
                          DOD                19%               19%              24%
                          EPA                17%               18%              19%
                          DOE                17%               15%              11%
                          OTHER               1%                2%               3%
                                           -----              ----              ---
                                             54%               54%              57%

       The Company is a major provider of services to the federal government and thus is subject to audit with respect to costs and fees charged to the federal government. Revenues associated with federal overhead rates under government cost reimbursable contracts are adjusted when variances are determined on at least an annual basis. Provisions for losses on contracts are recorded when they are identified. As a major government contractor, the Company is required to comply with numerous, complex laws and regulations; the failure to comply with which can give rise to sanctions or liabilities. The Company is involved in U.S. government investigations and audits from time to time in connection with the services it provides to the federal government and to ascertain compliance with government contracting requirements. Loss or reduction in business with the federal government could have a materially adverse affect on the Company's operations.

INDUSTRIAL

       The Company provides a full range of services for industrial clients.
In addition to complying with regulatory requirements, companies are recognizing that the environmental impact must be considered from the inception of a product, throughout its use and final disposal. Corporate clients, which range from small business concerns to Fortune 500 companies, are offered a wide range of consulting and engineering, analytical, and construction and remediation services. Market segments served include automotive; chemicals and allied products; waste management; petroleum; forest products; utilities; electronics; and legal and financial.

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

                                  COMPETITION

       The environmental and health and safety markets are very competitive and require highly skilled, experienced technical and management personnel, and sophisticated technological equipment requiring substantial capital investment. Competition is based on, among other items, reputation, quality of service, price, expertise, and local presence. In each of its specific service areas, the Company competes with many engineering and consulting firms that are both larger and smaller than the Company, although no firm currently dominates any significant portion of those service areas. Some of these competitors have greater financial resources than the Company. The Company believes it is one of only a few companies that offer a full range of services for solving complex environmental and health and safety concerns.

                             PATENTS AND TECHNOLOGY

       The Company owns six patents on remediation technologies and has filed additional patent applications. The Company also claims copyright and trade secret protection on certain of its computer software, publications, and technologies. The company does not believe that such patents and copyrights are a material factor in its business.

                                    BACKLOG

       The Company's net contract backlog (excluding estimated project expenses that are directly passed through to customers) was approximately $112.7 million and $109.7 million at December 31, 1994 and 1995, respectively. Additionally, the Company derives revenues from open order contracts and from activities related to emergency responses. As work assignments are approved and funded, the Company includes these amounts in the net contract backlog. As is customary in the industry, contracts are subject to cancellation by the
customer, changes in scope of work, and delays in project startup.   The
Company anticipates that the majority of its backlog will be realized in the current fiscal year.

                       POTENTIAL LIABILITY AND INSURANCE

       A substantial portion of the Company's gross revenues is derived from work involving hazardous materials, toxic wastes, and other pollutants. Such efforts frequently entail significant risks of liability to the Company for environmental damage, personal injury, and fines and costs imposed by regulatory agencies. In addition, a substantial number of the Company's contracts require indemnification of a client for performance claims, damages or losses incurred during the performance of the Company's operations.

       The Company has attempted to insure against liabilities it may incur in connection with the conduct of it's business. The Company has obtained coverage with commercial carriers to insure against pollution liability claims.
Although this insurance covers many of the Company's environmental exposures, there are instances where project- specific pollution insurance policies are necessary. The Company will continue to evaluate exposures associated with each project to determine if additional coverage is necessary. The Company continues to be partially self-insured through its subsidiary, Cardinal Indemnity Company of North America (Cardinal), a wholly-owned insurance company. Cardinal provides professional liability and pollution coverage for deductible amounts of the commercial insurance coverage.

       The insurance carried by the Company may not be sufficient to cover all claims that may arise, and while insurance carriers may not continue to make coverage available to the Company, management believes it has provided an adequate level of insurance.

       The Company has also attempted to contractually protect itself through agreements with its clients to limit its liability and indemnify the Company, although the Company has not always been successful in obtaining such agreements. Most of the Company's contracts with EPA involving Superfund monies, the contract with the DOE's Office of Civilian Radioactive Waste Management (OCRWM), and some state contracts that employ federal Superfund dollars contain provisions whereby the respective governmental agency agrees to indemnify the Company for third-party claims to the extent that such claims are not covered by insurance and appropriated funds are available, although the Company does not receive any assurance that any such appropriated funds will be made available. EPA has issued Final Response Action Contractor Indemnification Guidance (the Indemnification Guidance) applicable to contracts signed on or after October 16, 1986, the terms of which limit EPA's contractor indemnification under certain Superfund contracts retroactively to 1986 and prospectively, under certain circumstances. The Indemnification Guidance states that future contracts will not provide for indemnification unless EPA is unable to obtain responsible, competitive proposals without such an indemnification.

       The Company has also developed and implemented a quality assurance program and a health and safety program. These programs establish certain minimum requirements for all project work and require the development of project quality assurance plans and health and safety plans. The objective of the quality assurance program is to provide additional assurance that project performance is of appropriate quality for the project requirements. The objective of the health and safety program is to protect project personnel from exposure to hazardous substances and situations. The scope of both programs includes the establishment of policy and procedures, staff training and operational review and audit.

       The Company and its employees are subject to various state, local, and federal licenses, laws and regulations, and believes that it is in substantial compliance with those requirements.

                                   PERSONNEL

       As of December 31, 1995, the Company employed approximately 2,650 employees, many of whom had advanced degrees in a variety of technical disciplines. Of these, 65 employees held doctorates, 465 held master's degrees, 188 were registered professional engineers, and 27 were diplomates of the American Academy of Environmental Engineers. The Company's ability to remain competitive will depend on its ability to attract and retain qualified personnel.

                                   REGULATION

       Demand for the Company's services is principally driven by laws and regulations, the reauthorization, modification or elimination of which could significantly affect the Company's business. The reauthorization of several major federal environmental laws that have a significant impact on the work of the Company remains on the agenda of the 104th Congress. These include the statutes that:

         - Protect the chemical, physical and biological integrity of water in the United States (the Clean Water Act of 1977 and associated laws);

         - Regulate the handling of hazardous waste and mandate state oversight of solid waste (the Resource Conservation and Recovery Act of 1976); and,

         - Regulate the identification, remediation and accountability for hazardous waste sites (the Superfund Amendments and Reauthorization Act of 1986).

       In addition, administrative regulations mandated by the 1990 amendments to the Clean Air Act are likely to play a significant role in the Company's services to its industrial clients in the areas of emission and ambient air monitoring, air quality modeling and permitting, and assistance with compliance certification.

       The principal federal laws that affect the Company's business are:

       THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980 (CERCLA OR SUPERFUND) AND SUPERFUND AMENDMENTS AND REAUTHORIZATION ACT (SARA) OF 1986: CERCLA addresses past waste disposal practices by providing means for identifying and remediating hazardous waste sites. The law authorizes EPA to compel responsible parties to remediate abandoned sites. Where initial enforcement actions would result in lengthy delays, or where responsible parties cannot readily be identified, CERCLA authorizes funds for cleanups. Congress enacted SARA in 1986 to amend CERCLA and reauthorize Superfund. SARA strengthens EPA's authority to conduct short- and long-term enforcement, and expands state involvement in the cleanup process. SARA also expands EPA's commitment to research and development, training, health assessments and public participation.

Sites considered to be most in need of remediation are ranked on EPA's National Priorities List (NPL). By January 1996, some 1,230 federal and nonfederal sites were listed or proposed for the NPL, and some 13,000 other hazardous waste sites remained on the CERCLA inventory of potential trouble spots.

       THE CLEAN WATER ACT (CWA): Amended in February 1987, the CWA authorized $18 billion in federal revolving loan funds through 1994 for construction grants and startup money to build wastewater treatment plants. Additional funds were appropriated for fiscal years 1995 and 1996. The Company believes that the CWA is accelerating the market for the municipal wastewater treatment plant design and construction services provided by the Company. Controls imposed by the CWA on toxic effluents also are stimulating industrial expenditures.

       THE RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 (RCRA): RCRA controls the present and future management of newly generated hazardous wastes by mandating that private industry - generators, transporters and disposers - monitor and regulate their disposal of such wastes. As a result of the growing emphasis on the minimization of industrial process wastes, the increasing shortage of hazardous waste management facilities, and the considerable costs associated with disposal, RCRA will continue to be a key regulatory program. The Company believes that responding to the needs of industry under RCRA will continue to comprise a growing part of its business.

       THE CLEAN AIR ACT (CAA) AND CLEAN AIR ACT AMENDMENTS (CAAA): The CAAA of 1990 charged EPA with promulgating more than 400 regulations and developing
guidelines and procedures in the ensuing 10 years.   The sweeping provisions of
the CAAA are designed to diminish three major threats to the environment: acid rain, urban air pollution, and air toxic emissions. The revisions also establish a national permit program and a stronger enforcement program to make the CAA easier to monitor and ensure compliance. The CAA and the CAAA should continue to increase the Company's activities in emission and ambient air monitoring, air quality modeling and permitting assistance to its industrial clients. Compliance certification, including the development and implementation of data management and reporting systems, should expand the Company's services to industry.

       The Company believes that in addition to services required by CERCLA, RCRA, CWA, and CAA, other federal laws will affect demand for the Company's services in the private and public sectors. These include the Safe Drinking Water Act, the National Environmental Policy Act, the Nuclear Waste Policy Act, the Toxic Substances Control Act, the Occupational Safety and Health Act, the Intermodal Surface Transportation and Efficiency Act, the Federal Facilities Compliance Act and the Energy Policy Act.

ITEM 2.    PROPERTIES

       The Company's principal offices are located on a 53-acre tract in West Whiteland Township, Chester County, Pennsylvania, in the suburbs of Philadelphia, and include five major buildings providing a total of approximately 150,000 square feet of space.

       The Company also leases an aggregate of approximately 670,000 square feet of office and laboratory space in offices located in 26 states and the District of Columbia. Aggregate lease payments in 1995 were $18.5 million, of which $8.2 million were subject to direct reimbursement from projects. These leases for office and laboratory facilities are generally for 5 years or less.

ITEM 3.    LEGAL PROCEEDINGS

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

       The Company believes that it executed its responsibilities properly at this site and that it otherwise has good and meritorious defenses to these allegations and is vigorously defending the action. EPA has honored its indemnification obligation under the TAT contract, as to both the Company's cost to defend and as to any liability. This indemnification obligation is not adversely affected by the Indemnification Guidance, because it is based upon a pre-1986 contract. (See Item 1. Business - Potential Liability and Insurance.)

       In November 1995, the Company and all other parties to the litigation reached agreement on the terms of a Consent Decree resolving, among other things, all claims asserted against the Company in the litigation. There was no finding of liability against the Company. The Consent Decree will be filed with the Court and then published for comment by the public. After reviewing the comments, EPA is expected to file the Decree with Court for approval. If approved, the action against the Company would terminate without further costs or obligation.

       The Company is subject to certain claims and lawsuits in connection with work performed in the ordinary course of its business. In the opinion of management, all claims currently pending are either adequately covered by insurance or will not result in a material adverse effect on the financial position of the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


       The following table sets forth certain information with respect to the Company's executive officers:


       NAME                     AGE                POSITION WITH THE COMPANY

  Roy F. Weston                  84        Chairman of the Board
  William J. Marrazzo            46        President and Chief Executive
                                            Officer, and Director
  Peter J. Marks                 54        Executive Vice President and Chief
                                            Operating Officer, and Director
  M. Christine Murphy            47        Executive Vice President and Chief
                                            Financial Officer, and Director
  Steven C. Vorndran             48        Executive Vice President of
                                            Corporate Development, and Director
  William G. Mecaughey           40        Vice President and Corporate
                                            Controller

       Officers are elected annually and hold office until their successors are elected and qualified.

ROY F. WESTON, P.E., DEE, 84, CHAIRMAN OF THE BOARD. Mr. Weston has been the Chairman of the Board since March 1996. He was Chairman Emeritus from October 1991 to March 1996, after serving for more than 35 years as Chairman of the Board and Chief Executive Officer of the Company. He also served as President from December 1989 to September 1990 and during the periods 1957 to 1972 and 1977 until 1984. Mr. Weston is the founder of Roy F. Weston, Inc. Mr. Weston is the father of Katherine W. Swoyer, a Director; the father-in-law of A. Frederick Thompson, a Director; grandfather of the wife of Wayne F. Hosking, Jr., a Director, and grandfather of Thomas W. Swoyer, Jr., a Director.

WILLIAM J. MARRAZZO, 46, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Marrazzo has been the President of the Company since September 1990 and the Chief
Executive Officer since October 1991.   Mr. Marrazzo is also Chairman of the
Board of Weston International Holdings, Inc., a wholly-owned subsidiary of the Company. He served as Chief Operating Officer from 1989 to 1991 and as Executive Vice President from 1989 to 1990. Mr. Marrazzo joined the Company in 1988 as a Vice President and a Division Manager. He served as Chairman and President of Weston Services, Inc. from 1990 to 1991. Weston Services, Inc. was a wholly-owned subsidiary until December 31, 1991, when it merged into the Company. From 1980 to 1988, he was the Commissioner of the Water Department for the City of Philadelphia, with an accountability for its complete management. Financially independent from the City of Philadelphia, the Water Department is one of the nation's largest water and wastewater utilities. Mr. Marrazzo has been a Director of the Company since 1988.

PETER J. MARKS, 54, EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER. Mr. Marks has been in his current position since November 1994, having served previously as Manager of the Environmental and Health Sciences Division since 1989 and has been a Vice President since 1979. Mr. Marks is also a Director of Weston International Holdings, Inc., a wholly-owned subsidiary of the Company. Mr. Marks has been a Director of the Company since 1994.

M. CHRISTINE MURPHY, CPA, 47, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Ms. Murphy joined the Company in September 1990. She has been the Executive Vice President, Quality Assurance and Finance since 1990 and Chief Financial Officer since November 1991. She is also

Chairman and President of Cardinal Indemnity Company of North America; Chairman and President of Roy F. Weston (Delaware), Inc. and Roy F. Weston (IPR), Inc., wholly-owned subsidiaries of the Company; and a Director of Weston International Holdings, Inc., a wholly-owned subsidiary of the Company. From 1985 to 1989, Ms. Murphy served as the Revenue Commissioner for the City and School District of Philadelphia. Prior to that time, she was a partner with Arthur Young & Co., a predecessor of Ernst & Young. Ms. Murphy was with Arthur Young & Co. from 1971 to 1985. Ms. Murphy has been a Director of the Company since 1990. Ms. Murphy is a Director of CoreStates Bank, N.A., a wholly-owned subsidiary of CoreStates Financial Corp.

STEVEN C. VORNDRAN, 48, EXECUTIVE VICE PRESIDENT OF CORPORATE DEVELOPMENT. Mr. Vorndran has been in his current position since November 1994, having previously served as Executive Vice President and Chief Operating Officer since October 1991, as Vice President from 1989 to 1990, when he joined the Company; and as Manager of the Federal Programs Division of the Company from 1990 to 1991. Mr. Vorndran is also President and a Director of Weston International, a wholly-owned subsidiary of the Company. From 1982 to 1989, Mr. Vorndran was with Westinghouse Electric Corporation, where he served as a manager responsible for the development of thermal technologies, related engineering, and technical functions. Mr. Vorndran has been a Director of the Company since 1991.

WILLIAM G. MECAUGHEY, CPA, 40, VICE PRESIDENT AND CORPORATE CONTROLLER. Mr. Mecaughey joined the Company in October 1991 as Vice President and Corporate Controller. From 1977 to 1991, Mr. Mecaughey was employed by Ernst & Young.


                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

       Information with respect to this item is incorporated by reference herein from the information in the Company's 1995 Annual Report to Shareholders in Note 6 to the Consolidated Financial Statements on pages 28 and 29 and under the heading "Stockholder Information" on page 38.


ITEM 6.    SELECTED FINANCIAL DATA

       Information with respect to this item is incorporated by reference herein from the information in the Company's 1995 Annual Report to Shareholders on page 18.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Information with respect to this item is incorporated by reference herein from the information in the Company's 1995 Annual Report to Shareholders on pages 15 to 18.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       (a) Information with respect to this item is incorporated by reference herein from the information in the Company's 1995 Annual Report to Shareholders on pages 19 to 35.

       (b) Selected Quarterly Financial Data (Unaudited) are set forth in Note 14 to the Consolidated Financial Statements contained in the Company's 1995 Annual Report to Shareholders on page 35 and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

       Information with respect to this item is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on May 20, 1996, under the headings "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference. Information regarding the Company's executive officers is included in Part I on page 12 herein.


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

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  The following documents are filed as a part of this report:

1.     Consolidated Financial Statements:

       The information appearing in the Company's 1995 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

2.     Financial Statement Schedule:

       -   Report of Independent Accountants
       -   Schedule II - Valuation and Qualifying Accounts

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       With the exception of the consolidated financial statements and the independent accountants' report thereon listed in the above index, the information referred to in Items 5, 6, and 7, and the supplementary quarterly financial information referred to in Item 8, all of which are included in the 1995 Annual Report to Shareholders of Roy F. Weston, Inc. and incorporated by reference into this Annual Report on Form 10-K, the 1995 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

3.     Exhibits:

       The following exhibits are filed herewith unless otherwise indicated:

   EXHIBIT NO.    DESCRIPTION
   -----------    -----------

          3.1 Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form S-1 (Registration No. 33-20834) ("No. 33-20834").

          3.2    Amended By-Laws of the Company.

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

   EXHIBIT NO.    DESCRIPTION
   -----------    -----------

                 Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

        4.3 Trusteeship Transfer Agreement between PNC Bank, N. A., First Trust of New York, N.A. and the Company dated March 1, 1996, relating to the 7% Convertible Subordinated Debentures due April 15, 2002.

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

       10.5 The Company's Stock-Based Incentive Compensation Plan. Incorporated by reference to Appendix A to the Company's Proxy Statement dated April 9, 1991. Incorporated by reference to
                 Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

       10.6 Restricted Stock Agreement dated April 10, 1992, between the Company and William J. Marrazzo, President and Chief Executive Officer. Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

       10.7 Credit Agreement dated March 18, 1994 among Roy F. Weston, Inc. and its subsidiaries, CoreStates Bank, N.A., First Fidelity Bank, N.A., Mellon Bank, N.A., and PNC Bank, National Association. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

       10.8 First Amendment to Credit Agreement dated November 10, 1994. Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

       10.9      The Company's Retirement Income Restoration Plan.

       10.10 Severance Agreement between A. Frederick Thompson and the Company dated March 1, 1996.

       11        Computation of Net Income per Share.

       13        The Company's 1995 Annual Report to Shareholders.

  Exhibit No.    Description
  -----------    -----------

       21        Subsidiaries of the Company.

       23        Consent of Independent Accountants.

       27        Financial Data Schedule.

       (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1995.

Note:    Any of the exhibits listed in the foregoing index not included with this Annual Report on Form 10-K may be obtained without charge by writing to Mr. Steven V. Abramson, Corporate Secretary, Roy F. Weston, Inc., 1 Weston Way, West Chester, Pennsylvania 19380-1499.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Roy F. Weston, Inc.

       Our report on the consolidated financial statements of Roy F. Weston, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 19 of the 1995 Annual Report to Shareholders of Roy F. Weston, Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 15 of this Form 10-K.

       In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 7, 1996

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)


                                                AMOUNTS       DEDUCTIONS -
                             BALANCE AT       CHARGED TO       CHARGED TO      WRITE-OFF OF        BALANCE
                              BEGINNING       COSTS AND           OTHER       UNCOLLECTIBLE       AT END OF
       DESCRIPTION           OF PERIOD         EXPENSES         ACCOUNTS         ACCOUNTS          PERIOD
  YEAR ENDED
    DECEMBER 31, 1995:
    Allowance for
    Doubtful Accounts          $1,699            $201             $  --           $  100           $1,800

  YEAR ENDED
    DECEMBER 31, 1994:
    Allowance for
    Doubtful Accounts          $1,630            $570             $  --           $  501           $1,699

  YEAR ENDED
    DECEMBER 31, 1993:
    Allowance for
    Doubtful Accounts          $1,913            $960             $  --           $1,243           $1,630

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, ROY F. WESTON, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                   ROY F. WESTON, INC.

                                                   By:  ROY F. WESTON
                                                        ---------------------
                                                        Roy F. Weston
                                                        Chairman of the Board

                                                   Date: March 26, 1996
                                                         ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

             NAME                                          TITLE                                  DATE
    ROY F. WESTON                              Chairman of the Board                          March 26, 1996
------------------------------------
    Roy F. Weston

    WILLIAM J. MARRAZZO                        President and Chief Executive Officer,         March 26, 1996
------------------------------------           and Director
    William J. Marrazzo                        (Principal Executive Officer)

    PETER J. MARKS                             Executive Vice President                       March 26, 1996
------------------------------------           and Chief Operating Officer, and Director
    Peter J. Marks                             (Principal Operating Officer)

    M. CHRISTINE MURPHY                        Executive Vice President and                   March 26, 1996
------------------------------------           Chief Financial Officer, and Director
    M. Christine Murphy                        (Principal Financial Officer)

    WILLIAM G. MECAUGHEY                       Vice President and                             March 26, 1996
------------------------------------           Corporate Controller
    William G. Mecaughey                       (Principal Accounting Officer)

    JOSEPH BORDOGNA                            Director                                       March 26, 1996
------------------------------------
    Joseph Bordogna

    HENRY L. DIAMOND                           Director                                       March 26, 1996
------------------------------------
    Henry L. Diamond

    WAYNE F. HOSKING, JR.                      Director                                       March 26, 1996
------------------------------------
    Wayne F. Hosking, Jr.

    ROBERT G. JAHN                             Director                                       March 26, 1996
------------------------------------
    Robert G. Jahn

    JAMES E. KSANSNAK                          Director                                       March 26, 1996
------------------------------------
    James E. Ksansnak

    MARVIN O. SCHLANGER                        Director                                       March 26, 1996
------------------------------------
    Marvin O. Schlanger

    KATHERINE W.  SWOYER                       Director                                       March 26, 1996
------------------------------------
    Katherine W. Swoyer

    THOMAS M.  SWOYER, JR.                                                                    March 26, 1996
------------------------------------           Director
    Thomas M. Swoyer, Jr.

    A. FREDERICK THOMPSON                      Director                                       March 26, 1996
------------------------------------
    A. Frederick Thompson

    STEVEN C. VORNDRAN                         Director                                       March 26, 1996
------------------------------------
    Steven C. Vorndran