Form 10-Q
period 1996-03-31
WESTON ROY F INC
filed 1996-05-14
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Registrant's telephone number, including area code. .....(610)-701-3000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X         No
                                 ---           ---

         As of April 26, 1996, the registrant had outstanding 7,396,727 shares of Series A common stock and 2,111,634 shares of common stock.

                 Index                                                Page
                 -----                                                ----

Part I - Financial Information

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets -
                  March 31, 1996 and December 31, 1995                1-2

                  Consolidated Statements of Income -
                  Three Months Ended March 31, 1996 and 1995          3

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1996 and 1995          4

                  Notes to Consolidated Financial Statements          5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                          6

Part II - Other Information                                           7
         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               March 31,               December 31,
                                                                 1996                      1995
                                                                 ----                      ----
                                                              (Unaudited)
                                                                     (Thousands of Dollars)
CURRENT ASSETS

Cash and cash equivalents...........................          $  17,011                 $  12,980
Marketable securities...............................              9,219                     2,813
Accounts receivable, trade, net of allowance
 for doubtful accounts of $1,873 in 1996
 and $1,800 in 1995.................................             67,502                    78,374
Unbilled costs and estimated earnings on
 contracts in process...............................             18,498                    17,935
Prepaid and refundable income taxes.................              1,144                     1,369
Deferred income taxes...............................              2,734                     3,145
Other...............................................              3,187                     2,602
                                                              ---------                 ---------
         Total current assets.......................            119,295                   119,218
                                                              ---------                 ---------
PROPERTY AND EQUIPMENT

Land................................................                215                       215
Buildings and improvements..........................             11,336                    11,308
Furniture and equipment.............................             58,962                    58,348
Leasehold improvements..............................              9,605                     7,580
Construction in progress............................                109                     1,842
                                                              ---------                 ---------
         Total property and equipment...............             80,227                    79,293
Less accumulated depreciation and amortization......             60,013                    58,777
                                                              ---------                 ---------
         Property and equipment, net................             20,214                    20,516
                                                              ---------                 ---------

OTHER ASSETS

Goodwill, net of accumulated amortization of
 $1,241 in 1996 and $1,203 in 1995..................              4,713                     4,751
Deferred income taxes...............................              1,408                     1,491
Other...............................................             16,278                    17,430
                                                              ---------                 ---------
         Total other assets.........................             22,399                    23,672
                                                              ---------                 ---------
                                                              $ 161,908                 $ 163,406
                                                              =========                 =========

See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   March 31,              December 31,
                                                                     1996                     1995
                                                                     ----                     ----
                                                                  (Unaudited)
                                                                        (Thousands of Dollars)

CURRENT LIABILITIES
Current maturities of long-term debt..............                $   2,233                 $  2,261
Accounts payable and accrued expenses.............                   11,589                   12,444
Billings on contracts in process in excess of
 costs and estimated earnings.....................                   12,960                   15,346
Employee compensation, benefits and
 payroll taxes....................................                   14,356                   11,348
Income taxes payable..............................                      171                      208
Other ............................................                    9,424                    9,736
                                                                  ---------                 --------
         Total current liabilities................                   50,733                   51,343
                                                                  ---------                 --------
LONG TERM DEBT....................................                   24,125                   24,673
                                                                  ---------                 --------
OTHER LIABILITIES.................................                    4,719                    4,489
                                                                  ---------                 --------
CONTINGENCIES.....................................

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares
 authorized; 3,192,909 shares issued in 1996;
 3,193,059 shares issued in 1995..................                      319                      319
Series A common stock, $.10 par value,
 20,500,000 shares authorized; 8,028,232
 shares issued in 1996; 8,028,082 shares
 issued in 1995...................................                      803                      803
Unrealized gain on investments....................                      474                      514
Additional paid-in capital........................                   54,157                   54,143
Retained earnings.................................                   30,946                   30,929
                                                                  ---------                 --------
                                                                     86,699                   86,708
Less treasury stock at cost, 1,081,275 common
 shares in 1996 and 1995; 622,005
 Series A common shares in 1996 and 513,105
 Series A common shares in 1995...................                    4,368                    3,807
                                                                  ---------                 --------
         Total stockholders' equity...............                   82,331                   82,901
                                                                  ---------                 --------
                                                                  $ 161,908                 $163,406
                                                                  =========                 ========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                ------------------------------
                                                                1996                      1995
                                                                ----                      ----
                                                                    (Thousands of Dollars)
Gross revenues........................................      $   67,586                $   75,601
Direct project costs..................................          20,497                    22,877
                                                            ----------                ----------
         Net revenues.................................          47,089                    52,724
                                                            ----------                ----------

Expenses:
         Direct salaries and other operating costs....          39,773                    44,106
         General and administrative expenses..........           7,335                     7,498
                                                            ----------                ----------
                                                                47,108                    51,604
                                                            ----------                ----------
         Income (loss) from operations................             (19)                    1,120
                                                            ----------                ----------
Other income (expense):
         Investment income............................             500                       372
         Interest expense.............................            (525)                     (605)
         Other........................................              71                         7
                                                            ----------                ----------
                                                                    46                      (226)
                                                            ----------                ----------

         Income before income taxes...................              27                       894

Provision for income taxes.........................                 10                       322
                                                            ----------                ----------

         Net income ..................................      $       17                $      572
                                                            ==========                ==========

         Net income per share.........................      $      .00                $      .06
                                                            ==========                ==========

Weighted average shares outstanding                          9,570,828                 9,552,040
                                                            ==========                ==========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                     1996                    1995
                                                                                     ----                    ----
                                                                                         (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................                          $      17               $     572

     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization.............                              2,115                   2,367
            Provision for losses on accounts
             receivable...............................                                 56                     180
            Other.....................................                                232                     671

     Change in assets and liabilities:
            Accounts receivable, trade................                             10,816                  (9,011)
            Unbilled costs and estimated earnings on
             contracts in process.....................                               (563)                   (449)
            Other current assets......................                               (585)                    831
            Accounts payable and accrued expenses.....                               (855)                     58
            Billings on contracts in excess of costs
             and estimated earnings...................                             (2,386)                  5,712
            Employee compensation, benefits and
             payroll taxes............................                              3,008                   2,450
            Income taxes..............................                                188                     574
            Deferred income taxes.....................                                514                     (62)
            Other current liabilities.................                               (527)                  1,498
            Other assets and liabilities..............                                228                    (334)
                                                                                ---------               ---------
     Net cash provided by operating activities........                             12,258                   5,057
                                                                                ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of investments...................                                982                   6,650
  Payments for purchase of investments................                             (6,503)                 (5,052)
  Purchase of property and equipment, net.............                             (1,435)                 (2,327)
  Investments in other assets.........................                               (134)                   (500)
                                                                                ---------               ---------
     Net cash used for investing activities...........                             (7,090)                 (1,229)
                                                                                ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments under long-term debt.............                               (576)                   (582)
  Purchase of Series A common treasury stock..........                               (561)                   (408)
                                                                                ---------               ---------
      Net cash used for financing activities..........                             (1,137)                   (990)
                                                                                ---------               ---------
      Net increase in cash and cash equivalents.......                              4,031                   2,838

Cash and cash equivalents:
         Beginning of period..........................                             12,980                   5,745
                                                                                ---------               ---------
         End of period................................                          $  17,011               $   8,583
                                                                                =========               =========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 1996 are not necessarily indicative of results for the full year 1996.

NOTE 2 - CONSOLIDATED STATEMENTS OF CASH FLOW

Net cash refunds for income taxes were $696,000 in the first three months of 1996. During the first three months of 1995 there were net cash payments for income taxes of $14,000. Cash payments for interest were $106,000 and $128,000 in the three months ended March 31, 1996 and 1995, respectively.

No capital lease obligations were incurred in the three months ended March 31, 1996 or 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

Cash and cash equivalents increased $4,031,000 in the first three months of 1996 to $17,011,000 from $12,980,000 at December 31, 1995. Marketable securities increased $6,406,000 in the first three months of 1996 to $9,219,000 from $2,813,000 at December 31, 1995.

Operating activities provided cash of $12,258,000 for the three months of 1996 compared to $5,057,000 in the comparable 1995 period. Net cash investments in property and equipment and other assets were $1,569,000 in the first three months of 1996 compared to $2,827,000 in the comparable 1995 period. The Company used cash of $1,137,000 in financing activities in the first three months of 1996, compared to $990,000 in the 1995 first quarter.

Material Changes in Results of Operations

Net income for the three months ended March 31, 1996 decreased 97% to $17,000 or $.00 per share, compared to $572,000 or $.06 per share, for the three months ended March 31, 1995.

Gross revenues decreased 11% to $67,586,000 for the three months ended March 31, 1996 compared to $75,601,000 in the 1995 period. Net revenues decreased 11% to $47,089,000 for the three months ended March 31, 1996, compared to $52,724,000 for the comparable 1995 period. Net revenues in the three months ended March 31, 1995 included $600,000 representing a refined estimate of contract realization on a remediation project. Analytical laboratory services net revenues declined 30% due to the early 1996 closing of one of the Company's laboratory facilities and continuing downward pricing pressures. Construction and remediation and federal program management net revenues each declined 12% due principally to government funding delays and severe weather conditions.

For the three months ended March 31, 1996, the loss from operations was $19,000. Income from operations was $1,120,000 for the three months ended March 31, 1995. The 1996 results include a provision of approximately $775,000 relating to severance benefits for the Company's former Chairman of the Board.

Investment income increased $128,000, or 34%, to $500,000 in 1996 due primarily to gains realized on sales of investments in mutual funds. Interest expense declined $80,000, or 13% to $525,000 in 1995 due to lower borrowings. Other income for the three months ended March 31, 1996 includes $53,000 in gains realized on equipment sales.

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

         Item 4.   Submission of Matters to a Vote of Security Holders
                            Not Applicable.

         Item 5.   Other Information
                            Not Applicable.

         Item 6.   Exhibits and Reports on Form 8-K

                   (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                            Exhibit No.    Description
                            -----------    -----------
                                11         Statements of Computation
                                           of Net Income Per Share

                                27         Financial Data  Schedule

                   (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ROY F. WESTON, INC.
                                            (Registrant)


Date: May 13, 1996                          By:/s/ M. Christine Murphy
                                               --------------------------------
                                                   M. Christine Murphy
                                                   Executive Vice President
                                                   Quality Assurance/Finance
                                                   (Duly Authorized Officer)
                                                   (Principal Financial Officer)



Date: May 13, 1996                          By:/s/ William G. Mecaughey
                                               --------------------------------
                                                   William G. Mecaughey
                                                   Vice President and
                                                   Corporate Controller
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