Form 10-Q
period 1996-06-30
WESTON ROY F INC
filed 1996-08-12
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

         ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

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

Registrant's telephone number, including area code.....(610)-701-3000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes   X                No

         As of June 30, 1996, the registrant had outstanding 7,515,827 shares of Series A common stock and 2,111,634 shares of common stock.

                  Index                                              Page

Part I - Financial Information
         Item 1. Financial Statements:

                 Consolidated Balance Sheets -
                 June 30, 1996 and December 31, 1995                1-2

                 Consolidated Statements of Income (Loss) -
                 Three Months Ended June 30, 1996 and 1995          3

                 Consolidated Statements of Income (Loss) -
                 Six Months Ended June 30, 1996 and 1995            4

                 Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1996 and 1995            5

                 Notes to Consolidated Financial Statements         6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         7-8

Part II - Other Information                                         9
      Item 1.  Legal Proceedings
      Item 2.  Changes in Securities
      Item 3.  Defaults Upon Senior Securities
      Item 4.  Submission of Matters to a Vote of Security Holders
      Item 5.  Other Information
      Item 6.  Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             June 30,       December 31,
                                                               1996            1995
                                                            (Unaudited)
                                                               (Thousands of Dollars)

CURRENT ASSETS
Cash and cash equivalents...........................       $   7,211         $  12,980
Marketable securities...............................          12,697             2,813
Accounts receivable, trade, net of allowance
 for doubtful accounts of $1,935 in 1996
 and $1,800 in 1995.................................          74,911            78,374
Unbilled costs and estimated earnings on
 contracts in process...............................          18,410            17,935
Prepaid and refundable income taxes.................             636             1,369
Deferred income taxes...............................           3,287             3,145
Other...............................................           3,351             2,602
                                                           ---------         ---------

         Total current assets.......................         120,503           119,218
                                                           ---------         ---------

PROPERTY AND EQUIPMENT

Land................................................             215               215
Buildings and improvements..........................          11,317            11,308
Furniture and equipment.............................          58,697            58,348
Leasehold improvements..............................           9,648             7,580
Construction in progress............................              67             1,842
                                                           ---------         ---------
         Total property and equipment...............          79,944            79,293
Less accumulated depreciation and amortization......          60,650            58,777
                                                           ---------         ---------
         Property and equipment, net................          19,294            20,516
                                                           ---------         ---------

OTHER ASSETS

Goodwill, net of accumulated amortization of
 $1,278 in 1996 and $1,203 in 1995..................           4,676             4,751
Deferred income taxes...............................           1,743             1,491
Other...............................................          17,255            17,430
                                                           ---------         ---------
         Total other assets.........................          23,674            23,672
                                                           ---------         ---------
                                                           $ 163,471         $ 163,406
                                                           =========         =========

See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              June 30,     December 31,
                                                               1996           1995
                                                            (Unaudited)
                                                               (Thousands of Dollars)

CURRENT LIABILITIES
Current maturities of long-term debt..............         $    5,202      $   2,261
Accounts payable and accrued expenses.............             12,218         12,444
Billings on contracts in process in excess of
 costs and estimated earnings.....................             17,396         15,346
Employee compensation, benefits and
 payroll taxes....................................             12,353         11,348
Income taxes payable..............................                204            208
Other ............................................              9,292          9,736
                                                           ----------      ---------
         Total current liabilities................             56,665         51,343
                                                           ----------      ---------

LONG TERM DEBT....................................             20,600         24,673
                                                           ----------      ---------

OTHER LIABILITIES.................................              4,118          4,489
                                                           ----------      ---------

CONTINGENCIES.....................................

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares
 authorized; 3,192,909 shares issued in 1996;
 3,193,059 shares issued in 1995..................                319            319
Series A common stock, $.10 par value,
 20,500,000 shares authorized; 8,165,832
 shares issued in 1996; 8,028,082 shares
 issued in 1995...................................                817            803
Unrealized gain on investments....................                509            514
Additional paid-in capital........................             54,680         54,143
Retained earnings.................................             30,276         30,929
                                                           ----------      ---------
                                                               86,601         86,708
Less treasury stock at cost, 1,081,275 common
 shares in 1996 and 1995; 650,005 Series A
 common shares in 1996 and 513,105 Series A
 common shares in 1995............................              4,513          3,807
                                                           ----------      ---------
         Total stockholders' equity...............             82,088         82,901
                                                           ----------      ---------
                                                           $  163,471      $ 163,406
                                                           ==========      =========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                            Three Months Ended June 30,
                                                               1996            1995
                                                              (Thousands of Dollars)
Gross revenues.....................................        $   66,186       $   76,403
Direct project costs...............................            19,936           23,772
                                                           ----------       ----------
         Net revenues..............................            46,250           52,631
                                                           ----------       ----------
Expenses:
         Direct salaries and other operating costs.            40,509           44,219
         General and administrative expenses.......             6,714            7,074
                                                           ----------       ----------
                                                               47,223           51,293
                                                           ----------       ----------

         Income (loss) from operations.............              (973)           1,338
                                                           ----------       ----------

Other income (expense):
         Investment income.........................               403              363
         Interest expense..........................              (519)            (605)
         Other.....................................                42              407
                                                           ----------       ----------
                                                                  (74)             165
                                                           ----------       ----------

         Income (loss) before income taxes.........            (1,047)           1,503

Provision (benefit) for income taxes...............              (377)             541
                                                           ----------       ----------
         Net income (loss).........................        $     (670)      $      962
                                                           ==========       ==========
         Net income (loss) per share...............        $     (.07)      $      .10
                                                           ==========       ==========
Weighted average shares outstanding                         9,511,548        9,453,730
                                                           ==========       ==========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                           Six Months Ended June 30,
                                                              1996           1995
                                                            (Thousands of Dollars)
Gross revenues.....................................       $  133,772     $  152,004
Direct project costs...............................           40,433         46,649
                                                          ----------     ----------
         Net revenues..............................           93,339        105,355
                                                          ----------     ----------

Expenses:
         Direct salaries and other operating costs.           80,282         88,325
         General and administrative expenses.......           14,049         14,572
                                                          ----------     ----------
                                                              94,331        102,897
                                                          ----------     ----------

         Income (loss) from operations.............             (992)         2,458
                                                          ----------     ----------

Other income (expense):
         Investment income.........................              903            735
         Interest expense..........................           (1,044)        (1,210)
         Other.....................................              113            414
                                                          ----------     ----------
                                                                 (28)           (61)
                                                          ----------     ----------

         Income (loss) before income taxes.........           (1,020)         2,397

Provision (benefit) for income taxes...............             (367)           863
                                                          ----------     ----------
         Net income (loss).........................       $     (653)    $    1,534
                                                          ==========     ==========
         Net income (loss) per share...............       $     (.07)    $      .16
                                                          ==========     ==========
Weighted average shares outstanding                        9,541,188      9,502,614
                                                          ==========     ==========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six Months Ended June 30,
                                                                   1996             1995
                                                                   (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................        $    (653)        $   1,534

     Adjustments to reconcile net income (loss) to
            net cash provided by operating activities:
            Depreciation and amortization.............            4,383             4,778
            Provision for losses on accounts
             receivable...............................              124               360
            Other.....................................              408               927

     Change in assets and liabilities:
            Accounts receivable, trade................            3,339            (8,651)
            Unbilled costs and estimated earnings on
             contracts in process.....................             (475)            2,422
            Other current assets......................             (749)              221
            Accounts payable and accrued expenses.....             (226)             (629)
            Billings on contracts in excess of costs
             and estimated earnings...................            2,050             5,840
            Employee compensation, benefits and
             payroll taxes............................            1,005               752
            Income taxes..............................              729             2,714
            Deferred income taxes.....................             (392)           (1,645)
            Other current liabilities.................             (992)              536
            Other assets and liabilities..............             (910)              (97)
                                                              ---------         ---------
     Net cash provided by operating activities........            7,641             9,062
                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of investments...................            5,823            12,770
  Payments for purchase of investments................          (15,402)           (7,041)
  Purchase of property and equipment, net.............           (2,249)           (4,374)
  Investments in other assets.........................             (271)           (2,392)
                                                              ---------         ---------
     Net cash used for investing activities...........          (12,099)           (1,037)
                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments under long-term debt.............           (1,132)           (4,166)
  Proceeds from issuance of Series A common stock.....              527               745
  Purchase of Series A common treasury stock..........             (706)             (766)
                                                              ---------         ---------
         Net cash used for financing activities.......           (1,311)           (4,187)
                                                              ---------         ---------

         Net increase (decrease) in cash and cash
         equivalents..................................           (5,769)            3,838

Cash and cash equivalents:
         Beginning of period..........................           12,980             5,745
                                                              ---------         ---------
         End of period................................        $   7,211         $   9,583
                                                              =========         =========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Results for the three months and six months ended June 30, 1996 are not necessarily indicative of results for the full year 1996.

NOTE 2 - CONSOLIDATED STATEMENTS OF CASH FLOW

During the first six months of 1996 and 1995 there were net cash refunds for income taxes of $709,000 and $184,000, respectively. Cash payments for interest were $967,000 and $1,185,000 in the six months ended June 30, 1996 and 1995, respectively.

No capital lease obligations were incurred in the six months ended June 30, 1996. Capital lease obligations of $55,000 were incurred in the six months ended June 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

Cash and cash equivalents decreased $5,769,000 in the first six months of 1996 to $7,211,000 from $12,980,000 at December 31, 1995. Marketable securities increased $9,884,000 in the first six months of 1996 to $12,697,000 from $2,813,000 at December 31, 1995.

Operating activities provided cash of $7,641,000 for the six months ended June 30, 1996, compared to $9,062,000 in the six months ended June 30, 1995. Net cash investments in property and equipment and other assets were $2,520,000 in the first six months of 1996, compared to $6,766,000 in the comparable 1995 period. Net cash investments for the first six months of 1995 included a $2,000,000 investment for a minority interest in a bioremediation and infrastructure engineering company. The Company used cash of $1,311,000 in financing activities in the first six months of 1996, compared to $4,187,000 in the comparable 1995 period. Cash used for financing activities for the first six months of 1995 included the purchase of its 7% Convertible Subordinated Debentures in the principal amount of $3,000,000.

Material Changes in Results of Operations

Net loss for the three months ended June 30, 1996 was $670,000 or $.07 per share, compared to net income of $962,000 or $.10 per share, for the three months ended June 30, 1995. Net loss for the six months ended June 30, 1996 was $653,000 or $.07 per share, compared to net income of $1,534,000 or $.16 per share, for the six months ended June 30, 1995.

Gross revenues decreased 13% to $66,186,000 for the three months ended June 30, 1996, and 12% to $133,772,000 for the six months ended June 30, 1996, compared to the 1995 periods. Net revenues decreased 12% to $46,250,000 for the three months ended June 30, 1996, and 11% to $93,339,000 for the six months ended June 30, 1996, compared to the 1995 periods. Net revenues from consulting projects declined 13% and 9% in the three months and six months ended June 30, 1996, respectively, due principally to a diminished level of available business as a result of a lack of federal regulatory progress. Analytical laboratory services net revenues declined 10% and 20% in the three months and six months ended June 30, 1996, respectively, due to reduced demand for the Company's services and continued pricing pressure in the laboratory industry. Construction and remediation net revenues declined 20% in both the three months and six months ended June 30, 1996 due principally to government funding delays and the recognition of $600,000 representing a refined estimate of contract realization on a project in the three and six months ended June 30, 1995.

Loss from operations for the three months ended June 30, 1996 was $973,000 compared to income from operations of $1,338,000 for the three months ended June 30, 1995. Loss from operations for the six months ended June 30, 1996 was $992,000 compared to income from operations of $2,458,000 for the six months ended June 30, 1995. The losses in the three months and six months ended June 30, 1996 were principally due to the lower 1996 net revenues. Results for the six months ended June 30, 1996 include a provision of approximately $775,000 relating to severence benefits for the Company's former Chairman of the Board. General and administrative expenses as a percentage of net revenues increased to 14.5% and 15.1% in the three months and six months ended June 30, 1996, respectively, from 13.4% and 13.8% in the three months and six months ended June 30, 1995, respectively, due to lower net revenues.

Investment income increased $168,000, or 23%, for the six months ended June 30, 1996 due to gains realized on sale of investments held in the Company's captive insurance subsidiary. Interest expense declined $86,000, or 14%, and $166,000, or 14%, in the three months and six months ended June 30, 1996, respectively, due to lower borrowings. Other income for the six months ended June 30, 1996 includes $89,000 in gains realized on equipment sales. Other income for the three months and six months ended June 30, 1995, includes a $376,000 gain realized on purchase of the Company's 7% Convertible Subordinated Debentures. For the first six months of 1996 no purchase of the Company's 7% Convertible Subordinated Debentures was made.

PART II  OTHER INFORMATION

     Item 1.   Legal Proceedings
                        Not Applicable.

     Item 2.   Changes in Securities
                        Not Applicable.

     Item 3.   Defaults Upon Senior Securities
                        Not Applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders
                        On May 20, 1996, the Company held its Annual Meeting of
                        Shareholders.  The shareholders approved an amendment
                        increasing by 400,000 the number of shares of Series A common stock reserved for issuance under the Company's Employee
                        Stock Purchase Plan.  There were 2,261,678 affirmative votes,
                        28,106 negative votes, 4,585 abstentions and 120,799 broker non-votes.

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

                        Exhibit No.          Description

                            11               Statements of Computation
                                             of Net Income (Loss) Per Share

                            27               Financial Data Schedule

               (b)      No reports on Form 8-K have been filed
                        during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ROY F. WESTON, INC.

                                  (Registrant)

Date:    August 9, 1996           By:/s/ M. Christine Murphy
                                     -----------------------
                                         M. Christine Murphy
                                         Executive Vice President
                                         Quality Assurance/Finance
                                         (Duly Authorized Officer)
                                         (Principal Financial Officer)







Date: August 9, 1996              By:/s/ William G. Mecaughey
                                     ------------------------
                                         William G. Mecaughey
                                         Vice President and
                                         Corporate Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                               Description
   11                            Statements of Computation of
                                 Net Income (Loss) Per Share

   27                            Financial Data Schedule