Form 10-Q
period 1996-09-30
WESTON ROY F INC
filed 1996-11-14
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_____________


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


Registrant's telephone number, including area code (610)-701-3000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No
                                   ----     ----

         As of September 30, 1996, the registrant had outstanding 7,497,849 shares of Series A common stock and 2,111,634 shares of common stock.

         Index                                                                       Page
         -----                                                                       ----

Part I - Financial Information

         Item 1. Financial Statements:
                          Consolidated Balance Sheets
                          September 30, 1996 and December 31, 1995                   1-2

                          Consolidated Statements of Income (Loss) -
                          Three Months Ended September 30, 1996 and 1995             3

                          Consolidated Statements of Income (Loss) -
                          Nine Months Ended September 30, 1996 and 1995              4

                          Consolidated Statement of Cash Flows -
                          Nine Months Ended September 30, 1996 and 1995              5

                          Notes to Consolidated Financial Statements                 6-7

         Item 2. Management's Discussion and Analysis of
                          Financial Condition and Results of Operations              8-9



Part II - Other Information                                                          10
         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                              September 30,           December 31,
                                                                                1996                      1995
                                                                              (Unaudited)
                                                                                      (Thousands of Dollars)
 CURRENT ASSETS
 Cash and cash equivalents                                                      $  11,709             $  12,980
 Marketable securities                                                             10,372                 2,813
 Accounts receivable, trade, net of allowance for doubtful
   accounts of $1,510 in 1996 and $1,800 in 1995                                   64,264                78,374
 Unbilled costs and estimated earnings on contracts in process                     19,032                17,935
 Prepaid and refundable income taxes                                                2,153                 1,369
 Deferred income taxes                                                              7,921                 3,145
 Other                                                                              2,399                 2,602
                                                                             ------------          ------------

      Total current assets                                                        117,850               119,218
                                                                             ------------          ------------
 PROPERTY AND EQUIPMENT
 Land                                                                                 215                   215
 Buildings and improvements                                                        11,355                11,308
 Furniture and equipment                                                           58,565                58,348
 Leasehold improvements                                                             9,669                 7,580
 Construction in progress                                                              33                 1,842
                                                                             ------------          ------------
      Total property and equipment                                                 79,837                79,293
 Less accumulated depreciation and amortization                                    67,611                58,777
                                                                             ------------          ------------

      Property and equipment, net                                                  12,226                20,516
                                                                             ------------          ------------

 OTHER ASSETS
 Goodwill, net of accumulated amortization of $3,997 in
   1996 and $1,203 in 1995                                                          1,955                 4,751
 Deferred income taxes                                                              1,691                 1,491
 Other                                                                             15,230                17,430
                                                                             ------------          ------------


      Total other assets                                                           18,876                23,672
                                                                             ------------          ------------

           TOTAL ASSETS                                                         $ 148,952             $ 163,406
                                                                             ============          ============

See notes to consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               September 30,          December 31,
                                                                                    1996                  1995
                                                                                (Unaudited)
                                                                                     (Thousands of Dollars)
 CURRENT LIABILITIES
 Current maturities of long-term debt                                           $      2,220           $     2,261
 Accounts payable and accrued expenses                                                12,312                12,444
 Billing on contracts in process in excess of costs and
   estimated earnings                                                                 14,221                15,346
 Employee compensation, benefits and payroll taxes                                    14,735                11,348
 Income taxes payable                                                                    294                   208
 Other                                                                                15,811                 9,736
                                                                                ------------           -----------
      Total current liabilities                                                       59,593                51,343
                                                                                ------------           -----------

 LONG TERM DEBT                                                                       19,540                24,673
                                                                                ------------           -----------
 OTHER LIABILITIES                                                                     4,380                 4,489
                                                                                ------------           -----------
 CONTINGENCIES

 STOCKHOLDERS' EQUITY

 Common stock, $.10 par value, 10,500,000 shares
 authorized; 3,192,909 shares issued in 1996; 3,193,059
   shares issued in 1995                                                                 319                   319
 Series A common  stock, $.10 par value, 20,500,000 shares
 authorized; 8,168,854 shares issued in 1996; 8,028,082
   shares issued in 1995                                                                 817                   803
 Unrealized gain on investments                                                          538                   514
 Additional paid-in capital                                                           54,702                54,143
 Retained earnings                                                                    13,673                30,929
                                                                                ------------           -----------
                                                                                      70,049                86,708
 Less treasury  stock at  cost, 1,081,275  common shares  in 1996  and
 1995; 671,005 Series A common shares in 1996
   and 513,105 Series A common shares in 1995                                          4,610                 3,807
                                                                                ------------           -----------
      Total stockholders' equity                                                      65,439                82,901
                                                                                ------------           -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $    148,952           $   163,406
                                                                                ============           ===========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)


                                                                          Three Months Ended September 30,
                                                                          --------------------------------
                                                                               1996                1995
                                                                                 (Thousands of Dollars)

 Gross revenues                                                            $   63,482          $    79,737
 Direct project costs                                                          21,206               27,119
                                                                           -----------         ------------
      Net revenues                                                             42,276               52,618
                                                                           -----------         ------------
 Expenses:
      Direct salaries and other operating costs                                40,524               44,136
      General and administrative expenses                                       6,965                7,130
      Restructuring charges                                                    14,421                -
      Impairment of long-lived assets                                           3,146                -
                                                                           ------------        ------------
                                                                               65,056               51,266
                                                                           ------------        ------------
      Income (loss) from operations                                           (22,780)               1,352
                                                                            -----------        ------------

 Other income (expense):
      Investment income                                                           357                  361
      Interest expense                                                           (444)                (546)
      Other                                                                       265                    2
                                                                           -----------         ------------
                                                                                  178                 (183)
                                                                           -----------         ------------
      Income (loss) before income taxes                                       (22,602)               1,169

 Provision (benefit) for income taxes                                          (5,999)                 421
                                                                           ------------        ------------

      Net income (loss)                                                    $  (16,603)         $       748
                                                                            ===========        ============

      Net income (loss) per share                                          $    (1.73)         $       .08
                                                                           ============        ============

 Weighted average shares outstanding                                        9,620,771            9,565,903
                                                                           ============        ============



See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)


                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                               1996                1995
                                                                               (Thousands of Dollars)
 Gross revenues                                                            $  197,254           $  231,741
 Direct project costs                                                          61,639               73,768
                                                                           -----------        -------------
      Net revenues                                                            135,615              157,973
                                                                           -----------        -------------


 Expenses:
      Direct salaries and other operating costs                               120,806              132,461
      General and administrative expenses                                      21,014               21,702
      Restructuring charges                                                    14,421                -
      Impairment of long-lived assets                                           3,146                -
                                                                           ------------       -------------
                                                                              159,387              154,163
                                                                           ------------       -------------

      Income (loss) from operations                                           (23,772)               3,810
                                                                           ------------       -------------

 Other income (expense):
      Investment income                                                         1,260                1,096
      Interest expense                                                         (1,488)              (1,756)
      Other                                                                       378                  416
                                                                           -----------        -------------
                                                                                  150                 (244)
                                                                           -----------        -------------


      Income (loss) before income taxes                                       (23,622)               3,566

 Provision (benefit) for income taxes                                          (6,366)               1,284
                                                                           ------------        ------------

      Net income (loss)                                                    $  (17,256)         $     2,282
                                                                           ============        ============

      Net income (loss) per share                                          $    (1.80)         $       .24
                                                                           ============       =============

 Weighted average shares outstanding                                        9,567,918            9,524,196
                                                                           ============       =============




See notes to consolidated financial statements.

                     ROY F . WESTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                    1996             1995
                                                                                    ----             ----
                                                                                     (Thousands of Dollars)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $   (17,256)    $       2,282
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization                                                 6,435             7,207
       Provision for losses on accounts receivable                                     160               450
       Restructuring charges                                                        14,421               -
       Impairment of long-lived assets                                               3,146               -
       Other                                                                           511             1,342

   Change in assets and liabilities:
       Accounts receivable, trade                                                   14,150           (11,561)
       Unbilled costs and estimated earnings on contracts in process                (1,097)              615
       Other current assets                                                            203               519
       Accounts payable and accrued expenses                                           407               (32)
       Billings on contracts in excess of costs and estimated earnings              (1,125)           10,224
       Employee compensation, benefits and payroll taxes                             2,697             2,854
       Income taxes                                                                   (698)            1,400
       Deferred income taxes                                                        (4,989)           (1,458)
       Other current liabilities                                                      (712)            1,079
       Other assets and liabilities                                                   (751)             (377)
                                                                               -------------   ---------------
     Net cash provided by operating activities                                      15,502            14,544
                                                                               -------------   ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investments                                                13,162            17,370
   Payments for purchase of investments                                            (20,930)           (8,102)
   Purchase of property and equipment, net                                          (2,899)           (6,241)
   Investments in other assets                                                        (367)           (2,601)
                                                                               -------------   ---------------
     Net cash provided by (used for) investing activities                          (11,034)              426
                                                                                ------------   ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term debt                                          (5,475)           (4,855)
   Proceeds from issuance of Series A common stock                                     539               753
   Purchase of Series A common treasury stock                                         (803)           (1,297)
                                                                               -------------   ---------------
     Net cash used for financing activities                                         (5,739)           (5,399)
                                                                               -------------   ---------------

     Net increase (decrease) in cash and cash equivalents                           (1,271)            9,571

 Cash and cash equivalents:
     Beginning of period                                                            12,980             5,745
                                                                               -------------   ---------------
     End of period                                                             $    11,709     $      15,316
                                                                               =============   ===============

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders which is incorporated by reference in its Form 10-K filed with the Securities and Exchange Commission. Results for the three months and nine months ended September 30, 1996 are not necessarily indicative of results for the full year 1996.


NOTE 2 - LINE OF CREDIT AGREEMENT

The Company's operating results for the nine months ended September 30, 1996 have required the Company to seek a waiver of compliance with certain covenants under the agreement for its $45,000,000 unsecured credit facility. As part of the waiver, the agreement was amended to reduce the maximum amount of direct cash borrowings from $25,000,000 to $5,000,000. The Company did not have any direct cash borrowings under this agreement during the nine months ended September 30, 1996.


NOTE 3 - RESTRUCTURING AND IMPAIRMENT CHARGES

During the three months ended September 30, 1996, the Company recorded a restructuring charge of $14,421,000 consisting principally of writedown of assets and other expenses associated with a plan to withdraw from the analytical laboratory business, costs to close or reduce the size of certain office facilities and severance costs associated with reducing the Company's work force. In addition, the Company recorded a charge of $3,146,000 to recognize the impairment in value of its thermal incineration assets and a minority interest investment in a bioremediation company.

NOTE 4 - INCOME TAXES

During the three months ended September 30, 1996, the company changed its estimated effective income tax (benefit) rate to 27% for the nine months ended September 30, 1996 from 36% for the six months ended June 30, 1996. The change in the effective tax rate was due to the absence of tax benefits associated with the writedown of certain assets included in the Company's restructuring and an increase in the valuation allowance previously established for deferred tax assets relating to state income tax benefits. This change in accounting estimate increased net loss and net loss per share for the three months ended September 30, 1996 by $2,138,000 and $.22, respectively.


NOTE 5 - CONSOLIDATED STATEMENTS OF CASH FLOW

During the first nine months of 1996 there were net cash refunds for income taxes of $663,000. During the first nine months of 1995 there were net cash payments for income taxes of $1,361,000. Cash payments for interest were $1,123,000 and $1,308,000 in the nine months ended September 30, 1996 and 1995, respectively.

Capital lease obligations of $301,000 and $55,000 were incurred in the nine months ended September 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents decreased $1,271,000 in the first nine months of 1996 to $11,709,000 from $12,980,000 at December 31, 1995. Marketable securities increased $7,559,000 in the first nine months of 1996 to $10,372,000 from $2,813,000 at December 31, 1995.

Operating activities provided cash of $15,502,000 for the nine months ended September 30, 1996, compared to $14,544,000 in the nine months ended September 30, 1995. Net cash investments in property and equipment and other assets were $3,266,000 in the first nine months of 1996, compared to $8,842,000 in the comparable 1995 period. Net cash investments for the first nine months of 1995 included a $2,000,000 investment for a minority interest in a bioremediation company. The Company used cash of $5,739,000 in financing activities in the first nine months of 1996, compared to $5,399,000 in the comparable 1995 period. The availability of direct cash borrowings under the Company's line of credit agreement has been reduced from $25,000,000 to $5,000,000. The Company had no cash borrowings under the line of credit agreement in the nine months ended September 30, 1996. The Company expects to be able to fund working capital requirements from available investments and operating cash flow.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net loss for the three months ended September 30, 1996 was $16,603,000 or $1.73 per share, compared to net income of $748,000 or $.08 per share, for the three months ended September 30, 1995. Net loss for the nine months ended September 30, 1996 was $17,256,000 or $1.80 per share, compared to net income of $2,282,000 or $.24 per share, for the nine months ended September 30, 1995.

Gross revenues decreased 20% to $63,482,000 for the three months ended September 30, 1996, and 15% to $197,254,000 for the nine months ended September 30, 1996, compared to the 1995 periods. Net revenues decreased 20% to $42,276,000 for the three months ended September 30, 1996, and 14% to $135,615,000 for the nine months ended September 30, 1996, compared to the 1995 periods. Net revenues from consulting projects declined 17% and 12% in the three months and nine months ended September 30, 1996, respectively, due principally to a diminished level of available business as a result of a lack of federal regulatory progress. Construction and remediation net revenues declined 51% and 32% to $4,265,000 and $15,668,000 in the three months and nine months ended September 30, 1996, respectively, due principally to government funding delays and the recognition of $1,200,000 and $1,800,000 representing completion of a remediation project contract negotiation in the three and nine months ended September 30, 1995, respectively.

Loss from operations for the three months ended September 30, 1996 was $22,780,000 compared to income from operations of $1,352,000 for the three months ended September 30, 1995. Loss from operations for the nine months ended September 30, 1996 was $23,772,000 compared to income from operations of $3,810,000 for the nine months ended September 30, 1995. The losses in the three months and nine months ended September 30, 1996 were partially due to the lower 1996 net revenues. In addition, the three months and nine months ended September 30, 1996 include restructuring charges of $14,421,000 consisting principally of writedown of assets and other expenses associated with a plan to withdraw from the analytical laboratory business, costs to close or reduce the size of certain office facilities and severance costs associated with reducing the Company's work force. Further, the Company recorded a charge of $3,146,000 to recognize the impairment in value of its thermal incineration assets and a minority interest investment in a bioremediation company. General and administrative expenses, while less in 1996 than comparable 1995 periods, nevertheless increased as a percentage of net revenues to 16.5% and 15.5% in the three months and nine months ended September 30, 1996, respectively, from 13.6% and 13.7% in the three months and nine months ended September 30, 1995, respectively, due to lower net revenues. General and administrative expenses for the nine months ended September 30, 1996 include a provision of approximately $775,000 relating to severance benefits for the Company's former Chairman of the Board.

Investment income increased $164,000, or 15%, for the nine months ended September 30, 1996 due to gains realized on sale of investments held in the Company's captive insurance subsidiary. Interest expense declined $102,000, or 19%, and $268,000, or 15%, in the three months and nine months ended September 30, 1996, respectively, due to lower borrowings. Other income for the three months and nine months ended September 30, 1996 includes a $273,000 gain realized on purchase of the Company's 7% Convertible Subordinated Debentures. Other income for the nine months ended September 30, 1995 includes a $376,000 gain realized on purchase of Debentures.

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

        Item 4.  Submission of Matters to a Vote of Security Holders
                           Not Applicable.

         Item 5. Other Information
                            Not Applicable.

         Item 6. Exhibits and Reports on Form 8-K

                   (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                         Exhibit No.            Description
                         -----------            -----------
                             11                 Statements of Computation
                                                of Net Income (Loss) Per Share

                             27                 Financial Data Schedule

                   (b)   On October 4, 1996 the Company filed a Form 8-K under
                         Item 5, Other Events, which incorporated by reference the Company's News Release dated September 26, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     ROY F. WESTON, INC.
                                     (Registrant)




Date:   November 12, 1996            By:/s/ M. Christine Murphy
                                        --------------------------------------
                                              M. Christine Murphy
                                              Executive Vice President
                                              Quality Assurance/Finance
                                              (Duly Authorized Officer)
                                              (Principal Financial Officer)





Date:  November 12, 1996             By:/s/ William G. Mecaughey
                                        --------------------------------------
                                              William G. Mecaughey
                                              Vice President and
                                              Corporate Controller
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