Form 10-K
period 1996-12-31
WESTON ROY F INC
filed 1997-03-31
CIK 106473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        FOR THE TRANSITION PERIOD FROM _________________TO_________________

                          COMMISSION FILE NUMBER 0-4643

                               ROY F. WESTON, INC.

             (Exact name of registrant as specified in its charter)

                  PENNSYLVANIA                          23-1501990
          (State or other jurisdiction               (I.R.S. Employer
        of incorporation or organization)           Identification No.)

                  1 WESTON WAY
           WEST CHESTER, PENNSYLVANIA                   19380-1499
    (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (610) 701-3000
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                SERIES A COMMON STOCK (PAR VALUE $.10 PER SHARE)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Series A Common Stock reported in the NASDAQ National Market System on March 14, 1997, was approximately $25,230,000. For the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock were considered affiliates. As of March 14, 1997, the Registrant had outstanding 7,547,787 shares of Series A Common Stock ($.10 par value) and 2,105,394 shares of Common Stock ($.10 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's 1996 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on May 19, 1997, are incorporated by reference into
Part III of this report.

                                TABLE OF CONTENTS

                                     PART I
ITEM 1.           BUSINESS                                                        2

ITEM 2.           PROPERTIES                                                     11

ITEM 3.           LEGAL PROCEEDINGS                                              11

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

                  EXECUTIVE OFFICERS OF THE REGISTRANT                           12

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                                    13

ITEM 6.           SELECTED FINANCIAL DATA                                        13

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                            13

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    14

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                            14

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS                               14

ITEM 11.          EXECUTIVE COMPENSATION                                         14

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                                 14

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 14

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K                                            15

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

        Roy F. Weston, Inc. is a professional services organization that provides a broad range of consulting, engineering and design, environmental construction, and facilities, program and business management services to solve environmental and health and safety problems associated with air, water, and land pollution; hazardous material and toxic waste treatment and disposal; workplace hazards; product use; and energy conservation. These services are made available to governmental and industrial clients through the Company's staff of professional and support personnel in offices and laboratories worldwide. The Company assists its clients from the initial identification and definition of a problem, through the planning, evaluation, and design stages, to the implementation of cost-effective, technologically feasible, and politically acceptable solutions. The Company's services include development of cost-effective technologies and solutions to environmental problems; selection of sites, obtaining of governmental permits and the preparation of specifications and designs for constructing remedial systems and facilities; construction, startup, and operation of facilities; laboratory analysis and evaluation of samples of hazardous, toxic, and other environmentally significant materials. The Company's services may be used individually or in combination, as required, to meet its clients' needs.

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

CONSULTING AND ENGINEERING

        The Company's consulting and engineering services involve the identification and characterization of a client's problems; the evaluation of alternative solutions; and the selection, design, and development of a technologically feasible, cost-effective, and politically acceptable solution. These services use professionals from many different scientific and technological disciplines to assess the long-term effects and the risks associated with the ultimate environmental impact of clients' activities and products. In performing feasibility studies and environmental impact and risk assessments, the Company's professionals examine the relative effectiveness of various technological approaches for achieving permanent solutions and ensuring that additional environmental concerns are not created in the course of solving the primary problem.

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

        MAJOR PROGRAM MANAGEMENT. Major program management involves all phases of large-scale environmental and health and safety problems of industry and government. The Company has the ability to accept overall responsibility for siting, evaluating, designing, implementing, and managing environmental programs, and to apply its diversified services, as appropriate, in an integrated systems approach. The Company provides the management systems and the direct involvement of its most senior management to deal with the complexities of the underlying environmental problems, as well as the commitment of large numbers of personnel at geographically dispersed sites for extended time frames. The Company typically bids for contracts as the prime contractor and forms subcontractor teams in those instances where subcontractors provide expertise and staffing that will substantially enhance the Company's ability to obtain and perform contracts. Subcontractors may include certain competitors of the Company. Although the Company believes that major program management will be increasingly used by industry as environmental issues become more challenging, the primary market for major program management services is the federal government.

        SUSTAINABLE DEVELOPMENT SERVICES. The Company provides advice and counsel to government and industry to help clients assess and reduce the total environmental impact of their processes, products, and packaging by looking at the full product life cycle from raw materials acquisition, through design, manufacturing, distribution, use and reuse/recycling or disposal. The Company also provides services to integrate environmental, economic, and social considerations in its clients' businesses and operations, intended to improve environmental and financial performance.

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

        ENERGY CONSERVATION. The Company conducts major energy conservation engineering and management projects for industry and government, including energy audits, coal conversion studies, alternative energy studies, and cogeneration system studies for energy producers.

CONSTRUCTION AND REMEDIATION

        Consistent with the Company's strategy of providing complete solutions to its clients' problems, the Company provides construction and remediation services which can implement the solutions designed by its consulting and engineering group, or designed by others. The Company also provides hazardous waste cleanup; landfill design and construction; water management systems; wastewater system construction and operation; decommissioning and demolition of facilities and process systems; storage tank management; and on-site thermal treatment systems.

        The Company has designed and constructed a patented mobile low-temperature thermal desorption system (LT3(R)). The LT3 is designed for stripping volatile organic compounds (VOCs) from soil. The contaminated soils are heated to vaporize moisture and VOCs. The resultant clean soil is then suitable for use as on-site backfill. The Company also has designed and constructed two high-temperature transportable thermal processing systems, the "TIS-5" and the "TIS-20." These systems treat contaminated soils by a thermal process and the clean soil is then suitable for use as on-site backfill. The TIS-5 is permitted by the U. S. Environmental Protection Agency (EPA) under applicable Toxic Substance Control Act of 1976 (TSCA) regulations to burn certain hazardous materials and is operated in accordance with those permit requirements. Additional operating approvals are occasionally required and obtained from state and local authorities.

        In late February 1997, the LT3 experienced a fire while being used on a project. No injuries resulted from the fire, but many of the unit's components were fire damaged and some parts will need to be replaced. The Company anticipates that it will be several months before the LT3 can be used again.

        Transportable thermal incineration technology has come under the same legislative and regulatory pressures as fixed unit incineration technology. In May 1994, EPA issued a new policy which required additional studies to be conducted before thermal incineration technology could be selected as the remedy at a Superfund site. This policy was applied retroactively to sites where thermal incineration technologies were already selected. The impact on the Company's thermal business has been and is expected to continue to be significant in the United States. The Company has been exploring alternative uses for its thermal units in the international markets should regulatory and legislative action prevent their use at domestic remediation sites. During 1994 and 1995, the Company was scheduled to incinerate soils at two remediation sites, but both contracts were terminated. Although the Company continues to make the equipment available for appropriate uses, it has substantially reduced the carrying value of such equipment on its balance sheet at December 31, 1996.

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

        The Company has entered into an agreement to sell the assets of its Lionville, Pennsylvania and University Park, Illinois laboratories and Stockton, California sales service center. The transaction is subject to certain conditions and is expected to be completed by the end of the second quarter of 1997. Upon completion of the sale, the Company expects that laboratory services required by the Company's clients will be subcontracted, in large part to the buyer of the laboratories.

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

        The Company's marketing efforts are directed from offices nationwide to three client sectors: private industry; public works and local government; and the federal government. Senior professionals are responsible for directing the execution of projects, monitoring quality assurance, and integrating the delivery of the Company's services. They also develop and maintain long-term working relationships with clients' management. The Company participates in industrial trade shows and technical conferences concerning environmental and health and safety issues, and sponsors related technical seminars.

FEDERAL

        In the federal sector, the Company performs contracts for the Department of Defense (DOD), the Environmental Protection Agency (EPA) and the Department of Energy (DOE), as well as for other federal agencies. The Company develops comprehensive waste management and remediation programs at many priority sites throughout the country.

        The Company derived 54%, 57%, and 55% of its consolidated gross revenues from the federal government for the years ended December 31, 1994, 1995, and 1996, respectively. Gross revenue percentages from the DOD, EPA, and DOE for each of the fiscal years are as follows:

                       PERCENTAGES OF CONSOLIDATED GROSS REVENUES
                             FOR THE YEARS ENDED DECEMBER 31

                             1994              1995              1996
                             ----              ----              ----
          DOD                 19%                24%              21%
          EPA                 18%                19%              18%
          DOE                 15%                11%              13%
          OTHER                2%                 3%               3%
                             ----                ---            -----
                              54%                57%              55%

        The Company is a major provider of services to the federal government and thus is subject to audit with respect to costs and fees charged to the federal government. Revenues associated with federal overhead rates under government cost reimbursable contracts are adjusted when variances are determined on at least an annual basis. Provisions for losses on contracts are recorded when they are identified. As a result of its government contracting business, the Company is, has been and may in the future be subject to audits and investigations by government agencies. In addition to potential damage to the Company's business reputation, the failure by the Company to comply with the terms of any of its government contracts could also result in the Company's suspension or debarment from future government contracts for a significant period of time. The fines and penalties which could result from noncompliance with appropriate standards and regulations, or the Company's suspension or debarment, could have a material adverse effect on the Company's business, particularly in light of the increasing importance to the Company of work for various government agencies.

INDUSTRIAL

        The Company provides a full range of services for industrial clients. In addition to complying with regulatory requirements, companies are recognizing that the environmental impact must be considered from the inception of a product, throughout its use and final disposal. Corporate clients, which range from small business concerns to Fortune 500 companies, are offered a wide range of consulting and engineering, analytical, and environmental construction services. Market segments served include automotive; chemicals and allied products; waste management; petroleum; forest products; utilities; electronics; and legal and financial.

PUBLIC WORKS AND LOCAL GOVERNMENT

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

                                   COMPETITION

        The environmental and health and safety markets are very competitive and require highly skilled, experienced technical and management personnel, and sophisticated technological equipment requiring substantial capital investment. Competition is based on, among other things, reputation, quality of service, price, expertise, and local presence. In each of its specific service areas, the Company competes with many engineering and consulting firms that are both larger and smaller than the Company, although no firm currently dominates any significant portion of those service areas. Some of these competitors have greater financial resources than the Company.

                             PATENTS AND TECHNOLOGY

        The Company owns six patents on remediation technologies and has filed additional patent applications. The Company also claims copyright and trade secret protection on certain of its computer software, publications, and technologies. The company does not believe that such patents and copyrights are a material factor in its business.

                                     BACKLOG

        The Company's net contract backlog (excluding estimated project expenses that are directly passed through to customers) was $109.7 million and $101.3 million at December 31, 1995 and 1996, respectively. Additionally, the Company derives revenues from open order contracts and from activities related to emergency responses. As work assignments are approved and funded, the Company includes these amounts in the net contract backlog. As is customary in the industry, contracts are subject to cancellation by the customer, changes in scope of work, and delays in project startup. The Company anticipates that the majority of its backlog will be realized in the current fiscal year.

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

        The Company has been able to insure against most liabilities it incurred in connection with the conduct of it's business. The Company has obtained coverage with commercial carriers to insure against pollution liability claims. Although this insurance covers many of the Company's environmental exposures, there are instances where project- specific pollution insurance policies are necessary. The Company will continue to evaluate exposures associated with each project to determine if additional coverage is necessary. The Company continues to be partially self-insured through its subsidiary, Cardinal Indemnity Company of North America (Cardinal), a wholly-owned insurance company. Cardinal provides professional liability and pollution coverage for deductible amounts of the commercial insurance coverage.

         While the insurance carried by the Company may not be sufficient to cover all claims that may arise, and while insurance carriers may not continue to make coverage available to the Company, management believes it has provided an adequate level of insurance.

        The Company has also attempted to contractually protect itself through agreements with its clients to limit its liability and indemnify the Company, although the Company has not always been successful in obtaining such agreements. Most of the Company's contracts with EPA involving Superfund monies and some state contracts that employ federal Superfund dollars contain provisions whereby the respective governmental agency agrees to indemnify the Company for third-party claims to the extent that such claims are not covered by insurance and appropriated funds are available, although the Company does not receive any assurance that any such appropriated funds will be made available. EPA has issued Final Response Action Contractor Indemnification Guidance (the Indemnification Guidance) applicable to contracts signed on or after October 16, 1986, the terms of which limit EPA's contractor indemnification under certain Superfund contracts retroactively to 1986, and prospectively, under certain circumstances.

The Indemnification Guidance states that future contracts will not provide for indemnification unless EPA is unable to obtain responsible, competitive proposals without such an indemnification.

        The Company has also developed and implemented improvements to its quality assurance and health and safety programs. These programs establish certain minimum requirements for all project work and provide guidance for the development of quality assurance plans and health and safety plans on all projects. The objective of the quality assurance program is to provide assurance that project performance is of appropriate quality for the project requirements. The objective of the health and safety program is to protect project personnel from exposure to hazardous substances and situations. The scope of both programs includes the establishment of policy and procedures, staff training and operational review and audit.

        The Company and its employees are subject to various state, local, and federal licenses, laws and regulations, and believes that it is in substantial compliance with those requirements.

                                    PERSONNEL

        As of December 31, 1996, the Company had approximately 2,250 employees, many of whom had advanced degrees in a variety of technical disciplines. Of these, 63 employees held doctorates, 402 held master's degrees, 130 were registered professional engineers, and 20 were diplomates of the American Academy of Environmental Engineers. The Company's ability to remain competitive will depend on its ability to attract and retain qualified personnel.

                                   REGULATION

        Demand for the Company's services is principally driven by laws and regulations, the reauthorization, modification or elimination of which could significantly affect the Company's business. The reauthorization of several major federal environmental laws that have a significant impact on the work of the Company remains on the agenda of Congress. These include the statutes that:

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

        The principal federal laws that affect the Company's business are:

        THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980 (CERCLA OR SUPERFUND) AND SUPERFUND AMENDMENTS AND REAUTHORIZATION ACT (SARA) OF 1986: CERCLA addresses past waste disposal practices by providing means for identifying and remediating hazardous waste sites. The law authorizes EPA to compel responsible parties to remediate abandoned sites. Where initial enforcement actions would result in lengthy delays, or where responsible parties cannot readily be identified, CERCLA authorizes funds for cleanups. Congress enacted SARA in 1986 to amend CERCLA and reauthorize Superfund. SARA strengthens EPA's authority to conduct short- and long-term enforcement, and expands state involvement in the cleanup process. SARA also expands EPA's commitment to research and development, training, health assessments and public participation. Sites considered to be most in need of remediation are ranked on EPA's National Priorities List (NPL). By January 1997, some 1,259 federal and nonfederal sites were listed or proposed for the NPL, and some 11,200 other hazardous waste sites remained on the CERCLA inventory of potential trouble spots.

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

        The Company may be pursuing business opportunities related to the restoration and development of environmentally impaired properties, sometimes referred to as "Brownfields". To the extent it does so as an investor or lender, it, and other companies in this arena, may be affected by the "Asset Conservation, Lender Liability and Deposit Insurance Protection Act of 1996". This federal law, and similar state laws, may limit to some degree the Company's potential liability under CERCLA, and RCRA (and State counterparts) should it ultimately need to take title to or obtain an ownership interest in the property in connection with efforts to recover on its loan or investment.

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

        The Company also leases an aggregate of approximately 600,000 square feet of office and laboratory space in offices located in 24 states and the District of Columbia. Aggregate lease payments in 1996 were $18.3 million, of which $6.6 million were subject to direct reimbursement from projects. These leases for office and laboratory facilities are generally for 5 years or less.

ITEM 3. LEGAL PROCEEDINGS

        ATLANTIC RICHFIELD CO. (ARCO) VS. TORGER L. OAAS; MONTANA POLE AND TREATING CO.; BANK OF MONTANA; RIEDEL ENVIRONMENTAL SERVICES, INC.; ROY F. WESTON, INC.; AND BURLINGTON NORTHERN RAILROAD, U.S. DISTRICT COURT FOR THE DISTRICT OF MONTANA, C.A. NO. CV-90-75-BU-PGH.

        In October 1991, ARCO filed a Complaint in the Montana District Court against the Company and others alleging that the Company, which worked at the Montana Pole and Treating site for EPA under the Technical Assistance Team (TAT) contract in 1985, negligently performed its oversight and other duties and caused additional environmental damage at the site.

        In November 1995, the Company and all other parties to the litigation reached agreement on the terms of a Consent Decree resolving, among other things, all claims asserted against the Company in the litigation. There was no finding of liability against the Company. The Consent Decree was approved by the Court and made final on July 16, 1996. The Consent Decree resolved all claims asserted against the Company without cost or obligation of the Company. EPA has honored its indemnification obligation under the TAT contract as to the Company's cost to defend.

        The Company is subject to certain claims and lawsuits in connection with work performed in the ordinary course of its business. In the opinion of management, such claims and lawsuits currently pending are either adequately covered by insurance or will not result in a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


        The following table sets forth certain information with respect to the Company's executive officers:


        NAME                     AGE                 POSITION WITH THE COMPANY
   William J. Marrazzo            47        President and Chief Executive Officer, and Director
   Peter J. Marks                 55        Executive Vice President and Chief Operating Officer
   M. Christine Murphy            48        Executive Vice President and Chief Financial Officer
   Patrick G. McCann              43        Executive Vice President of Strategic Development
   W. Dennis Moran                57        Vice President and President, Weston International

        Officers are elected annually and hold office until their successors are elected and qualified.

WILLIAM J. MARRAZZO, 47, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Marrazzo has been the President of the Company since September 1990 and the Chief Executive Officer since October 1991. Mr. Marrazzo is also Chairman of the Board of Weston International Holdings, Inc., a wholly-owned subsidiary of the Company. He served as Chief Operating Officer from 1989 to 1991 and as Executive Vice President from 1989 to 1990. Mr. Marrazzo joined the Company in 1988 as a Vice President and a Division Manager. From 1980 to 1988, he was the Commissioner of the Water Department for the City of Philadelphia, with an accountability for its complete management. Financially independent from the City of Philadelphia, the Water Department is one of the nation's largest water and wastewater utilities. Mr. Marrazzo has been a Director of the Company since 1988.

PETER J. MARKS, 55, EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER. Mr. Marks has been in his current position since November 1994, having served previously as Manager of the Environmental and Health Sciences Division since 1989, and has been a Vice President since 1979. Mr. Marks is also a Director of Weston International Holdings, Inc., a wholly-owned subsidiary of the Company. Mr. Marks was a Director of the Company from 1994 to 1996.

M. CHRISTINE MURPHY, CPA, 48, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Ms. Murphy joined the Company in September 1990. She has been the Executive Vice President, Quality Assurance and Finance since 1990 and Chief Financial Officer since November 1991. She is also Chairman and President of Cardinal Indemnity Company of North America; Chairman and President of Roy F. Weston (Delaware), Inc. and Roy F. Weston (IPR), Inc., wholly-owned subsidiaries of the Company; and a Director of Weston International Holdings, Inc., a wholly-owned subsidiary of the Company. From 1985 to 1989, Ms. Murphy served as the Revenue Commissioner for the City and School District of Philadelphia. Prior to that time, she was a partner with Arthur Young & Co., a predecessor of Ernst & Young. Ms. Murphy was a Director of the Company from 1990 to 1996. Ms. Murphy is a Director of CoreStates Bank, N.A., a wholly-owned subsidiary of CoreStates Financial Corp.

PATRICK G. MCCANN, 43, EXECUTIVE VICE PRESIDENT. Mr. McCann joined the Company in October 1996 as Executive Vice President, Strategic Development. From 1985 to 1996, Mr. McCann was with

Chemical Waste Management, an environmental services company based in Oak Brook, IL. From 1995 to 1996 he was President of Advanced Environmental Technical Services, a Chemical Waste Management affiliate. From 1993 to 1995 Mr. McCann was President of the Technical Services Division of Chemical Waste Management. From 1991 to 1993 he was a Vice President of Chemical Waste Management.

W. DENNIS MORAN, P.E., 57, VICE PRESIDENT AND PRESIDENT OF WESTON INTERNATIONAL. Mr. Moran joined the Company in September 1996 as a Vice President, and as President and Director of Weston International Holdings, Inc., a wholly-owned subsidiary of the Company. From 1994 to 1996 Mr. Moran was Managing Director of Stellwagen Associates, a management consulting firm. From 1970 to 1994 he was with Camp Dresser & McKee Inc., an environmental engineering firm, serving as Senior Vice President-Finance from 1978 to 1984 and as President and Chief Executive Officer of Camp Dresser & McKee International Inc. from 1984 to 1994.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        Information with respect to this item is incorporated by reference herein from the information in the Company's 1996 Annual Report to Shareholders in Note 7 to the Consolidated Financial Statements on page 21 and under the heading "Stockholder Information" on page 32.


ITEM 6. SELECTED FINANCIAL DATA

        Information with respect to this item is incorporated by reference herein from the information in the Company's 1996 Annual Report to Shareholders on page 10.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information with respect to this item is incorporated by reference herein from the information in the Company's 1996 Annual Report to Shareholders on pages 7 to 10.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        (a) Information with respect to this item is incorporated by reference herein from the information in the Company's 1996 Annual Report to Shareholders on pages 11 to 29.

        (b) Selected Quarterly Financial Data (Unaudited) are set forth in Note 16 to the Consolidated Financial Statements contained in the Company's 1996 Annual Report to Shareholders on page 29 and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        Information with respect to this item is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on May 19, 1997, under the headings "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference. Information regarding the Company's executive officers is included in Part I on page 12 herein.


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as a part of this report:

1.      Consolidated Financial Statements:

        The information appearing in the Company's 1996 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

2.      Financial Statement Schedule:

        -   Report of Independent Accountants
        -   Schedule II - Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        With the exception of the consolidated financial statements and the independent accountants' report thereon listed in the above index, the information referred to in Items 5, 6, and 7, and the supplementary quarterly financial information referred to in Item 8, all of which are included in the 1996 Annual Report to Shareholders of Roy F. Weston, Inc. and incorporated by reference into this Annual Report on Form 10-K, the 1996 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

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

    EXHIBIT NO.                                       DESCRIPTION
    -----------                                       -----------
          4.2     Agreement of Resignation/Appointment and Acceptance between
                  Mellon Bank, N.A., Security Pacific National Trust Company,
                  and the Company relating to the 7% Convertible Subordinated
                  Debentures due April 15, 2002. Incorporated by reference to
                  Exhibit 4.2 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1991.
          4.3     Trusteeship Transfer Agreement between PNC Bank, N. A., First
                  Trust of New York, N.A. and the Company dated March 1, 1996, relating to the 7% Convertible Subordinated Debentures due
                  April 15, 2002. Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995.
          9.1     Form of Restrictive Stock Transfer Agreement among certain shareholders of the Company. Incorporated by reference to
                  Exhibit 9(b) to the Company's Registration Statement on Form
                  S-1 (Registration No. 33-5914) ("No. 33-5914").
          10.1    Form of the Company's Retirement Supplement to Split Dollar
                  Life Insurance Agreement. Incorporated by reference to Exhibit
                  10(c) to No. 33-5914.
          10.2    Form of the Company's Executive Supplemental Benefit Plan -
                  Supplemental Retirement Agreement. Incorporated by reference to Exhibit 10(d) to No. 33-5914.
          10.3    The Company's Stock-Based Incentive Compensation Plan.
                  Incorporated by reference to Appendix A to the Company's Proxy
                  Statement dated April 9, 1991. Incorporated by reference to
                  Exhibit 10.6 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1992.
          10.4    Restricted Stock Agreement dated April 10, 1992, between the
                  Company and William J. Marrazzo, President and Chief Executive
                  Officer. Incorporated by reference to Exhibit 10.7 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1992.
          10.5    Credit Agreement dated March 18, 1994 among Roy F. Weston,
                  Inc. and its subsidiaries, CoreStates Bank, N.A., First
                  Fidelity Bank, N.A., Mellon Bank, N.A., and PNC Bank, National
                  Association. Incorporated by reference to Exhibit 10.8 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1993.
          10.6    First Amendment to Credit Agreement dated November 10, 1994.
                  Incorporated by reference to Exhibit 10.9 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1994.
          10.7    Second Amendment to Credit Agreement dated November 7, 1996.
          10.8    Third Amendment to Credit Agreement dated March 18, 1997.
          10.9    The Company's Retirement Income Restoration Plan. Incorporated
                  by reference to Exhibit 10.9 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1995.
          10.10   Severance Agreement between A. Frederick Thompson and the
                  Company dated March 1, 1996. Incorporated by reference to
                  Exhibit 10.10 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1995

    EXHIBIT NO.                                       DESCRIPTION
    -----------                                       -----------
          10.11   Severance Agreement between Steven C. Vorndran and the
                  Company effective as of August 19, 1996. (This document
                  contains confidential information and shall not be disclosed publically, except as may be required by law.)

          10.12   Employment Agreement between Roy F. Weston and the Company made as of July 29, 1996.
          10.13   Severance Agreement between William J. Marrazzo and the
                  Company effective December 3, 1996.
          11      Computation of Net Income (Loss) per Share.
          13      The Company's 1996 Annual Report to Shareholders.
          21      Subsidiaries of the Company.
          23      Consent of Independent Accountants.
          27      Financial Data Schedule.

        (b) Reports on Form 8-K. On October 4, 1996 the Company filed a Form 8-K under Item 5, Other Events, which incorporated by reference the Company's News Release dated September 26, 1996 concerning its plans to record a restructuring charge.

Note: Any of the exhibits listed in the foregoing index not included with this Annual Report on Form 10-K may be obtained without charge by writing to Arnold
P. Borish, Esq., Corporate Secretary, Roy F. Weston, Inc., 1 Weston Way, West Chester, Pennsylvania 19380-1499.

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Roy F. Weston, Inc.

        Our report on the consolidated financial statements of Roy F. Weston, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 11 of the 1996 Annual Report to Shareholders of Roy F. Weston, Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 15 of this Form 10-K.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 5, 1997

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)


                                                 AMOUNTS          DEDUCTIONS -
                               BALANCE AT       CHARGED TO        CHARGED TO      WRITE-OFF OF         BALANCE
                                BEGINNING        COSTS AND           OTHER        UNCOLLECTIBLE       AT END OF
        DESCRIPTION             OF PERIOD        EXPENSES          ACCOUNTS         ACCOUNTS           PERIOD
YEAR ENDED
     DECEMBER 31, 1996:
     Allowance for
     Doubtful Accounts           $1,800           $291              $   --          $581               $1,510

YEAR ENDED
     DECEMBER 31, 1995:
     Allowance for
     Doubtful Accounts           $1,699            $201             $   --            $100             $1,800

YEAR ENDED
     DECEMBER 31, 1994:
     Allowance for
     Doubtful Accounts           $1,630            $570             $   --            $501             $1,699

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, ROY F. WESTON, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                       ROY F. WESTON, INC.

                                       By:   JOSEPH BORDOGNA
                                             ---------------
                                             Joseph Bordogna
                                             Chairman of the Board

                                       Date: March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

              NAME                                         TITLE                                       DATE
     JOSEPH BORDOGNA                             Chairman of the Board                           March  27, 1997
------------------------------------
     Joseph Bordogna

     WILLIAM J. MARRAZZO                         President and Chief Executive Officer,          March 27, 1997
------------------------------------             and Director
     William J. Marrazzo                         (Principal Executive Officer)

     PETER J. MARKS                              Executive Vice President                        March 27, 1997
------------------------------------_____________and Chief Operating Officer
     Peter J. Marks                              (Principal Operating Officer)

     M. CHRISTINE MURPHY                         Executive Vice President and                    March 27, 1997
------------------------------------_____________Chief Financial Officer
     M. Christine Murphy                         (Principal Financial Officer)

     WILLIAM G. MECAUGHEY                        Vice President and                              March 27, 1997
------------------------------------____________ Corporate Controller
     William G. Mecaughey                        (Principal Accounting Officer)

     HENRY L. DIAMOND                            Director                                        March 27, 1997
------------------------------------
     Henry L. Diamond

     WAYNE F. HOSKING, JR.                       Director                                        March 27, 1997
------------------------------------
     Wayne F. Hosking, Jr.

     ROBERT G. JAHN                              Director                                        March 27, 1997
------------------------------------
     Robert G. Jahn

     JAMES E. KSANSNAK                           Director                                        March 27, 1997
------------------------------------
     James E. Ksansnak

     MARVIN O. SCHLANGER                         Director                                        March 27, 1997
------------------------------------
     Marvin O. Schlanger

     KATHERINE W.  SWOYER                        Director                                        March 27, 1997
------------------------------------
     Katherine W. Swoyer

     THOMAS M.  SWOYER, JR.                      Director                                        March 27, 1997
------------------------------------
     Thomas M. Swoyer, Jr.

     A. FREDERICK THOMPSON                       Director                                        March 27, 1997
------------------------------------
     A. Frederick Thompson

     ROY F. WESTON                               Director                                        March 27, 1997
------------------------------------
     Roy F. Weston