Form 10-K/A
period 1996-12-31
WESTON ROY F INC
filed 1997-04-30
CIK 106473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Series A Common Stock reported in the NASDAQ National Market System on March 14, 1997, was approximately $25,230,000. For the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock were considered affiliates. As of March 14, 1997, the Registrant had outstanding 7,547,787 shares of Series A Common Stock ($.10 par value) and 2,105,394 shares of Common Stock ($.10 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1996 Annual Report to Shareholders are incorporated by reference into Part II of this report. Items originally incorporated by reference into Part III of this report from the Company's Proxy Statement are filed herein.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

                                    DIRECTORS

         The nominees for election as directors at the Company's 1997 Annual Meeting of Shareholders have not been determined as of the date of this filing. The following sets forth pertinent information with respect to the current directors of the Company.

JOSEPH BORDOGNA, PH.D., 64, ACTING DEPUTY DIRECTOR, NATIONAL SCIENCE FOUNDATION. CHAIRMAN OF THE BOARD. DIRECTOR SINCE 1983. Dr. Bordogna was elected non-executive Chairman of the Board of Directors in July 1996. Dr. Bordogna is currently on leave from the University of Pennsylvania, with which he has been affiliated since 1964, most recently serving as Dean Emeritus and Alfred Fitler Moore Professor of Engineering. Previously, he served as Dean of Engineering and Applied Science from 1981 to 1990. Since September 1996, Dr. Bordogna has been serving as Acting Deputy Director at the National Science Foundation in Washington, DC. From September 1991 to September 1996, Dr. Bordogna had served as the Director of Engineering at the National Science Foundation.

HENRY L. DIAMOND, ESQ., 64, PARTNER, BEVERIDGE & DIAMOND, P.C., WASHINGTON, DC. DIRECTOR SINCE 1990. Mr. Diamond has been a partner with Beveridge & Diamond, P.C., a national firm specializing in environmental affairs and related litigation, since 1975. From 1970 to 1975, Mr. Diamond served as the Commissioner of the Department of Environmental Conservation of the State of New York.

WAYNE F. HOSKING, JR., ESQ., 31, ADVANCED PROGRAMS DIRECTOR. DIRECTOR SINCE 1996. Mr. Hosking has been employed by the Company since 1988. Since 1990, he has held various positions in client services, marketing, and sales capacities. He is currently employed as an Advanced Programs Director, serving the needs of the Company's Federal Programs' clients. Mr. Hosking is licensed to practice law in the state of Colorado. Mr. Hosking is a son-in-law of A. Frederick Thompson and is married to a granddaughter of Roy F. Weston.

ROBERT G. JAHN, PH.D., 67, DEAN EMERITUS OF THE SCHOOL OF ENGINEERING AND APPLIED SCIENCE AND PROFESSOR OF AEROSPACE SCIENCES, PRINCETON UNIVERSITY. DIRECTOR SINCE 1988. Dr. Jahn has been affiliated with Princeton University's School of Engineering and Applied Sciences since 1962. Currently holding the position of Dean Emeritus, he served as Dean from 1971 to 1986. Dr. Jahn has been a Professor of Aerospace Sciences since 1967. He is a director of Hercules, Incorporated.

JAMES E. KSANSNAK, CPA, 57, EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, ARAMARK CORPORATION. DIRECTOR SINCE 1995. Mr. Ksansnak has served as Executive Vice President and Chief Financial Officer of ARAMARK, a service management company, since 1991 and is responsible for financial matters, planning and development, tax, internal audit, and information technology. Previously, he was Senior Vice President and Chief Financial Officer from 1987 to 1991 and Senior Vice President from 1986 to 1987 of ARAMARK. Before joining ARAMARK, Mr. Ksansnak had been a partner with Arthur Andersen & Co. since 1971. He is a director of CSS Industries, Inc. and Advanta Corp.

WILLIAM J. MARRAZZO, 47, PRESIDENT AND CHIEF EXECUTIVE OFFICER. DIRECTOR SINCE 1988. Mr. Marrazzo has been the President of the Company since September 1990 and the Chief Executive Officer since October 1991. Mr. Marrazzo is also Chairman of the Board of Weston International Holdings, Inc., a wholly-owned subsidiary of the Company. He served as Chief Operating Officer from 1989 to 1991 and as Executive Vice President from 1989 to 1990. Mr. Marrazzo joined the Company in 1988 as a Vice President and a Division Manager. He served as Chairman and President of Weston Services, Inc. from 1990 to 1991. Weston Services, Inc. was a wholly-owned subsidiary until December 31, 1991, when it merged into the Company. From 1980 to 1988, he was the Commissioner of the Water Department for the City of Philadelphia, with responsibility for its complete management. Financially independent from the City of Philadelphia, the Water Department is one of the nation's largest water and wastewater utilities.

MARVIN O. SCHLANGER, 49, EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER, ARCO CHEMICAL COMPANY. DIRECTOR SINCE 1990. Mr. Schlanger has served as Executive Vice President and Chief Operating Officer of ARCO Chemical Company, a producer of intermediate and specialty chemicals since 1995. Previously, he was Senior Vice

President, since 1989; Chief Financial Officer from 1989 to 1993; and Vice President, Worldwide Business Management from 1988 to 1989 of ARCO Chemical Company. He is a director of ARCO Chemical Company.

KATHERINE W. SWOYER, 49, PRESIDENT OF INTERNATIONAL CORPORATE TRAVEL SERVICES, INC. DIRECTOR SINCE 1992. Ms. Swoyer is owner and president of International Corporate Travel Services, Inc. ("Intercorp"), a travel agency formed in 1994. Ms. Swoyer is a daughter of Roy F. Weston, the sister-in-law of A. Frederick Thompson, and the mother of Thomas M. Swoyer, Jr.

THOMAS M. SWOYER, JR., 26, JUNIOR MARKETING ANALYST. DIRECTOR SINCE 1996. Mr. Swoyer has been employed by the Company since 1987. Since 1991, he has held the position of Junior Marketing Analyst in the Strategic Marketing and Proposal Management Departments of the Company. Mr. Swoyer is a grandchild of Roy F. Weston and son of Katherine W. Swoyer and the late Thomas M. Swoyer, former President of Roy F. Weston, Inc. from 1984 to 1989.

A. FREDERICK THOMPSON, PH.D., P.E., 55, DIRECTOR SINCE 1975. Dr. Thompson served as Chairman of the Board from October 1991 to March 1996. Dr. Thompson served as the Vice Chairman from 1989 to 1991; Executive Vice President from 1987 to 1990; Vice President, Quality Assurance and Finance from 1980 to 1987; and as Assistant Secretary from 1980 to 1990. He also served as President of Cardinal Indemnity Company of North America, a wholly-owned subsidiary of the Company, from 1988 to 1991 and as a director of Weston International Holdings, Inc., a wholly-owned subsidiary of the Company. Dr. Thompson is a son-in-law of Roy F. Weston, father-in-law of Wayne F. Hosking, Jr., and the brother-in-law of Katherine W. Swoyer.

ROY F. WESTON, P.E., DEE, 85, CHAIRMAN EMERITUS. DIRECTOR SINCE 1957. Mr. Weston is the founder of Roy F. Weston, Inc. Mr. Weston served as Chairman of the Board from March 1996 to July 1996. He was Chairman Emeritus from October 1991 to March 1996 and resumed his role in that capacity in July 1996. Mr. Weston had served as Chairman of the Board and Chief Executive Officer of the Company for more than 35 years. He also served as President from December 1989 to September 1990 and during the periods 1957 to 1972 and 1977 until 1984. Mr. Weston is the father of Katherine W. Swoyer, the father-in-law of A. Frederick Thompson, grandfather of the wife of Wayne F. Hosking, Jr., and grandfather of Thomas M. Swoyer, Jr.

Information regarding the Company's executive officers was included in Part I on page 12 of the Form 10-K.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires directors and certain officers of the Company and persons or entities holding beneficial ownership of more than 10% of the Company's equity securities to file under the Act reports of beneficial ownership and reports of changes in beneficial ownership. Based solely upon review of the reports and amendments thereto under Section 16(a) of the Act furnished to the Company during its most recent fiscal year, all Section 16(a) reports were filed on a timely basis, except that the initial Form 3 reports of Dennis Moran and Patrick G. McCann, executive officers who began employment with the Company in September and October, 1996, respectively, were not sent to the SEC for filing until November 11, 1996. Their reports reflected only certain options granted upon their employment with the Company.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors of Roy F. Weston, Inc. (the "Committee") is pleased to present its report on executive compensation. This Committee report outlines the components of the Company's Executive Officer compensation programs, including the specific relationship of corporate performance to executive compensation, and describes the Committee's basis for the Chief Executive Officer's (CEO) compensation for 1996.

                      EXECUTIVE OFFICER COMPENSATION POLICY

         It is the philosophy of the Company to ensure that executive compensation be directly linked to continuous improvements in corporate performance and increases in shareholder value focusing on the following concepts:

         - A competitive total compensation package to attract and retain key executives.

         - Compensation programs integrated with the Company's annual and long-term objectives.

         - Compensation opportunities that are directly linked with the performance of the Company.

         - Executive compensation aligned with the interests of the shareholders.

                         COMPENSATION PROGRAM COMPONENTS

         In 1996, the cash compensation of the executive officers was composed primarily of two elements: a Base Salary and a Salary-at-Risk (SAR). The Company's SAR program is an incentive compensation program under which a portion of a participant's "full salary" is "at risk," subject to personal and corporate performance. The portion of a participant's salary that is at risk is termed the Guideline SAR and is expressed as a percentage of a participant's Base Salary. A participant's full salary is equal to the aggregate of the participant's Base Salary plus the Guideline SAR. The Committee sets full salary at the competitive ranges offered at comparable companies in the same industry and of similar size and complexity. In determining appropriate compensation levels, the Committee obtained and utilized compensation surveys and comparative analyses of compensation data provided by the Company's human resources staff. An executive can receive between zero and twice his/her Guideline SAR, depending upon performance in relation to established corporate and personal goals. In 1996, the executive officers' Guideline SARs ranged from 35% to 50% of their Base Salary. SAR compensation payments are determined by a review of two factors: a corporate profitability factor and a personal performance factor. The higher an executive ranks within the organization, the more weight is given to the corporate profitability factor. The corporate profitability factor relates solely to corporate profits, or "contribution" earned during the year as compared to that year's minimum, target, and maximum contribution goals as set annually by the Board of Directors. The personal performance factor is a qualitative and quantitative measurement of each participant's individual quarterly performance. Thus, to the extent that the Company achieves its target corporate profitability goals, and the executive meets his/her personal performance goals, an executive officer's compensation should be commensurate with that provided to similarly situated executive officers at comparable companies. If the Company does not achieve its corporate profitability goals, an executive could generally expect to receive less than the amount paid by comparable companies for his/her services. However, if the Company exceeds the corporate profitability factor, an executive can generally expect to earn more than the comparable peer group salary.

         The Company also believes that its executive officers should have the opportunity to benefit from the long-term appreciation of the Company's securities, and, accordingly, has instituted a stock-based incentive compensation plan for its executive officers and certain other officers. The determination of the option grants and other awards are made by the Committee upon review of the executive's performance, salary grade, and the achievement of corporate goals.

         The compensation of Mr. Marrazzo as Chief Executive Officer was based upon a combination of quarterly performance indicators and long-term increases in shareholder value. In 1996, the Guideline SAR was equal to 50% of his Base Salary. A percentage of the SAR payment was based upon a corporate profitability factor, which was directly related to corporate earnings. No payments were made during 1996 pursuant to this factor. The remainder of his SAR payment was based upon the qualitative analysis of Mr. Marrazzo's personal performance factor, which was primarily based upon subjective evaluation of the development of long-term increases in shareholder value. The establishment and development of a new business strategy during the year is intended to lead to long-term increases in shareholder value. Insofar as the financial results for 1996 did not meet the expectations set forth in the Company's 1996 operating plan, the SAR payments made to the CEO for 1996 totaled $24,187, 9.6% of his Base Salary. To enable the CEO to benefit from the alignment of the executive's personal interests with those of the shareholders, in 1992, the CEO was granted 20,000 shares of restricted Series A Common Stock, which vest in April 1997, provided that Mr. Marrazzo remains employed by the Company, subject to earlier partial vesting in the event of the termination of Mr. Marrazzo's employment by the Company for other than cause.

         Compensation Committee of the Board of Directors
                  Marvin O. Schlanger, Chairman
                  Joseph Bordogna
                  Henry L. Diamond

Mr. Marrazzo did not participate as a member of the Compensation Committee during 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Roy F. Weston served as a member of the Compensation Committee from January 1996 to July 1996. Mr. Weston received a salary of $282,963 in 1996.

         Until July 29, 1996, Mr. Weston had an employment agreement with the Company that provided that he would be an employee of the Company, until his disability or death, at an annual salary equivalent to at least 55% of the midpoint for the salary grade then applicable to the position of Chairman of the Board and Chief Executive Officer, plus certain other benefits. (Effective January 1, 1993, Mr. Weston no longer participates in the Company's SAR Plan.) Mr. Weston's employment agreement also provided that in the event of his total disability, his salary would, after the initial 12-month period of such disability, be reduced to 41.25% of the midpoint of such salary grade; be continued for a period not to exceed 12 months and would thereafter be reduced further to 27.5% of such midpoint. That reduced salary would thereafter be continued for a period not to exceed 72 months and would be subject to offset by any disability benefits payable from insurance policies for which premiums are paid by the Company. The agreement also provided the Company with a right of first refusal with respect to Mr. Weston's shares of capital stock of the Company.

         On July 29, 1996, Mr. Weston resigned as Chairman of the Board and as a member of all Board Committees on which he then served. On that date, the Company and Mr. Weston entered into a new employment agreement, which was approved by the Board of Directors (with Mr. Weston abstaining because of his interest in the agreement). Under the new agreement, Mr. Weston will serve as Chairman Emeritus of the Company. The new employment agreement contains the same terms as the former employment agreement, except that under the new agreement:
(1) Mr. Weston's annual compensation is increased by $18,000 (in lieu of any directors fees, up to $18,000, which he would otherwise be entitled to receive as a director); (2) the Company's Board will use its best efforts to nominate Mr. Weston as a director and cause his election to the Board of Directors, subject to any legal requirements and so long as he is not disabled; (3) if Mr. Weston is not elected to the Board, he will become an ex-officio member of the Board, subject to any legal requirements and so long as he is not disabled; (4) if Mr. Weston predeceases his wife, the amount of his salary shall continue to be paid to her during her life; and (5) the Company's right of first refusal with respect to Mr. Weston's shares of capital stock of the Company will have a 30-day exercise period and will expire altogether on July 29, 1998.

                           SUMMARY COMPENSATION TABLE

         The following table shows, for the fiscal years ended December 31, 1996, 1995, and 1994, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company in 1996 whose cash compensation exceeded $100,000 in all capacities in which they served.

                                                                                            LONG-TERM COMPENSATION
                                                                         --------------------------------------------------
                                       ANNUAL COMPENSATION                         AWARDS              PAYOUTS
                          -------------------------------------------    -------------------------     -------
                                                            OTHER        RESTRICTED     SECURITIES
                                                            ANNUAL         STOCK        UNDERLYING       LTIP     ALL OTHER
NAME AND POSITION         YEAR    SALARY    BONUS (1)    COMPENSATION      AWARDS         OPTIONS      PAYOUTS    COMP. (2)
-----------------         ----    ------    ---------    ------------      ------         -------      -------    ---------
W. J. Marrazzo            1996   $252,000     $24,187       N/A            $0              4,400       $0         $4,500
President and Chief       1995   $252,000     $28,350       N/A            $0              4,400       $0         $4,500
Executive Officer         1994   $252,000     $25,200       N/A            $0              4,400       $0         $4,500

M.C. Murphy               1996   $167,695     $15,121       N/A            $0              3,600       $0         $4,500
Exec. Vice President      1995   $170,993     $17,440       N/A            $0              3,600       $0         $4,500
and Chief Financial       1994   $159,973     $18,926       N/A            $0              3,600       $0         $4,500
Officer

P. J. Marks               1996   $187,776     $17,917       N/A            $0              3,600       $0         $4,500
Exec. Vice President      1995   $163,499     $21,583       N/A            $0              3,600       $0         $4,500
and Chief Operating       1994   $150,010     $21,331       N/A            $0              2,800       $0         $4,498
Officer


R.F. Weston               1996   $282,963     $     0       N/A            $0              N/A         $0         $    0
Chairman of the           1995   $275,002     $     0       N/A            $0              N/A         $0         $    0
Board (3)                 1994   $275,002     $     0       N/A            $0              N/A         $0         $    0

                                                                                      LONG-TERM COMPENSATION
                                                                      --------------------------------------------------
                                        ANNUAL COMPENSATION                     AWARDS              PAYOUTS
                           ----------------------------------------   -------------------------     -------
                                                           OTHER      RESTRICTED     SECURITIES
                                                          ANNUAL         STOCK       UNDERLYING      LTIP      ALL OTHER
NAME AND POSITION          YEAR    SALARY    BONUS(1)  COMPENSATION     AWARDS         OPTIONS      PAYOUTS    COMP. (2)
-----------------          ----    ------    --------  ------------     ------         -------      -------    ---------
S. C. Vorndran             1996   $135,879    $ 7,901       N/A            $0          3,600          $0         $71,168
Exec. Vice President       1995   $182,000    $15,125       N/A            $0          3,600          $0         $ 4,500
Corporate Development(4)   1994   $169,938    $17,439       N/A            $0          4,000          $0         $ 4,497

(1) Includes amounts under the SAR program. Payments under the SAR program are included under the caption "Bonus" because the SAR program is a pay-for-performance program. SAR payments are considered by the Company to be a portion of the individual's salary which is at risk, payment of which is dependent upon the achievement of corporate and personal performance goals.

(2) Includes amounts contributed by the Company for the executive officers under the Company's Employee Savings Plan.

(3) In July 1996, Mr. Weston resigned as Chairman of the Board, although he continues to serve as Chairman Emeritus. (See Compensation Committee Interlocks and Insider Participation on page 4.)

(4) Mr. Vorndran resigned from his employment with the Company in August 1996. Under the terms of his severance agreement with the Company, Mr. Vorndran is to receive $16,667 per month for nine months commencing in September 1996 plus certain other benefits. The amounts set forth in the above table under the caption "All Other Comp" for the year 1996 include amounts paid to Mr. Vorndran under this severance agreement.

CERTAIN TRANSACTION - MARRAZZO AGREEMENT

         Effective December 3, 1996, Mr. Marrazzo and the Company entered into an agreement, approved by the disinterested members of the Company's Compensation Committee. Under the agreement, if Mr. Marrazzo's employment is terminated for reasons other than "cause", or if Mr. Marrazzo resigns because of a material change in his responsibilities, duties or authority, he will be paid, for 16 months, the greater of $23,350 per month or his monthly base salary at the time of such termination or resignation, plus certain other benefits.

                          PENSION AND RETIREMENT PLANS

RETIREMENT PLAN

         The Company has a defined benefit Retirement Income Plan (the "Retirement Plan") covering all employees of the Company and of certain subsidiaries who attain 21 years of age, complete 1 year of service, and have completed 1,000 hours of service in that year. The Retirement Plan provides a monthly retirement income benefit. For each year an employee is a participant, he or she will accrue a benefit equal to 1.15% of his compensation for such year up to 75% of the Social Security wage base plus 1.5% of compensation in excess of 75% of the Social Security wage base. Compensation is defined as a participant's W-2 earnings. All contributions to the Retirement Plan are made by the Company, and vesting occurs upon an employee's completion of 5 years of service, the attainment of age 65, or upon disability. Benefits are paid following the participant's retirement after age 60 and, in some instances, upon the death of the participant.

         The following table shows the projected annual pension benefits payable on a straight life annuity basis at normal retirement date (age 65) to each of the participating individuals listed in the Summary Compensation Table on page 4, assuming continuation of employment to normal retirement date at the rate of plan compensation in effect for 1996, not including any Social Security benefits. The projected annual retirement benefits under the Retirement Plan are computed according to the Internal Revenue Code's (IRC) limit on annual pension benefits. For 1996, the limitation is $120,000; the limit for 1997 is $125,000. In addition, the projected annual retirement benefit is calculated using the compensation limited to $150,000 -- the IRC's maximum salary limitation for 1996 as amended by the Omnibus Budget Reconciliation Act of 1993 (OBRA '93).

                                                   YEARS OF SERVICE AS OF            NORMAL RETIREMENT
                        ANNUAL PENSION BENEFITS        DECEMBER 31, 1996                    DATE
                        -----------------------        -----------------                    ----
William J. Marrazzo            $58,202                        8.1                    July 1, 2014
M. Christine Murphy            $50,493                        6.3                    March 1, 2014
Peter J. Marks                 $62,777                       31.5                    January 1, 2007
Steven C. Vorndran(1)          $17,768                        7.8                    May 1, 2012

(1) Mr. Vorndran resigned from his employment with the Company effective August 1996 and the amount shown represents his vested benefits.

         The Company also provides supplemental retirement income through the Retirement Income Restoration Plan (the "Restoration Plan"). The Restoration Plan was adopted in 1996 by the Board of Directors and is a non-qualified plan for federal income tax purposes. It covers all employees eligible to participate in the Retirement Plan whose annual compensation after January 1, 1994 exceeds the OBRA '93 maximum salary limitation. The Restoration Plan provides a monthly retirement income benefit and is intended to make up the benefit cutback due to the OBRA '93 maximum salary limitation. For each year an employee is a participant, he or she will accrue a benefit equal to 1.15% of compensation for such year up to 75% of the Social Security wage base plus 1.5% of compensation in excess of 75% of the Social Security wage base. Compensation is defined as a participant's W-2 earnings, but is limited to the IRC's maximum salary limit before the OBRA '93 amendment. This limit is $250,000 for 1996. The benefit accrual calculated under the Restoration Plan is then reduced by the Retirement Plan pension benefit accrual.

         All other provisions of the Restoration Plan such as vesting and early retirement are generally the same as the Retirement Plan. No benefits were paid pursuant to the Restoration Plan in 1996.

         The projected annual Restoration Plan pension benefits payable on a straight life annuity basis at normal retirement date (age 65) to each of the participating individuals listed in the Summary Compensation Table on page 4, assuming continuation of employment to normal retirement date at the rate of plan compensation in effect for 1996 limited to the pre-OBRA '93 level, not including Social Security benefits was $30,559 for Mr. Marrazzo, $10,272 for Ms. Murphy, $9,902 for Mr. Marks and $1,817 for Mr. Vorndran. Mr. Vorndran resigned from his employment with the Company effective August 1996 and the amount shown represents his vested benefits.

INSURANCE AND SUPPLEMENTAL RETIREMENT BENEFITS

         The Company has purchased an insurance policy on the life of Roy F. Weston in the amount of $4 million. The cash premium paid by the Company for 1996 was $259,355. The cash surrender value of the policy increased by $204,000 during 1996.

         The Company's Supplemental Split Dollar Life Insurance Plan (the "Supplemental Plan") provides for death benefits and additional retirement benefits for officers and certain key employees designated by the Chairman of the Board and approved by the Compensation Committee. Upon the death of a participant, the Company will pay a $200,000 death benefit to the participant's designated beneficiary. A participant in the employ of the Company at age 65 will receive a lump sum retirement benefit based upon the participant's years of participation in the Supplemental Plan. None of the five most highly compensated officers participates in the Supplemental Plan.

         Executive officers who do not participate in the Supplemental Plan may be designated by the Chairman of the Board to participate in the Company's Executive Supplemental Benefit Plan (the "Executive Plan"). Under the Executive Plan, upon the death of a participant, the Company will pay a death benefit to the participant's designated beneficiary. Upon the retirement of the participant, supplementary retirement benefits will be paid to the participant for a 15-year period. The amount of the death benefit is based upon a benefit determination made by the Compensation Committee. The supplementary retirement benefit is based on that benefit determination and the participant's years of participation in the Executive Plan. The estimated annual supplementary retirement benefits under the Executive Plan payable upon retirement at age 65 for each of the participating named executive officers listed in the Summary Compensation Table on page 4 are $151,500 for Mr. Marrazzo, $48,000 for Ms. Murphy, $36,000 for Mr. Marks and $10,000 for Mr. Vorndran. Mr. Vorndran resigned from his employment with the Company effective August 1996 and the amount shown represents his vested benefits.

         Mr. Marrazzo's Executive Plan provides for an early retirement benefit, payable after 15 years of service with the Company, commencing after age 55 and prior to the normal retirement age of 65. If Mr. Marrazzo were to elect early retirement at age 55, he would be entitled to $42,000 per year payable for each of 15 consecutive years.

STOCK-BASED INCENTIVE COMPENSATION PLAN

         The following table sets forth certain information about grants of options to purchase shares of Series A Common Stock in the last fiscal year to the Chief Executive Officer and the participating executive officers listed in the Summary Compensation Table. The Company has not granted stock appreciation rights.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                       INDIVIDUAL GRANTS                             GRANT DATE VALUE
                     ---------------------------------------------------------       ----------------
                      NUMBER OF
                     SECURITIES      PERCENT OF                                            GRANT
                     UNDERLYING    TOTAL OPTIONS                                            DATE
                       OPTIONS      GRANTED TO        EXERCISE      EXPIRATION            PRESENT
 NAME                  GRANTED   EMPLOYEES IN 1996      PRICE         DATE                VALUE(1)
 ----                  -------   -----------------      -----         ----                --------
 W. J. Marrazzo        4,400(2)        2.76%            $4.75       2/26/2006             $15,048
 M.C. Murphy           3,600(2)        2.26%            $4.75       2/26/2006             $12,312
 P. J. Marks           3,600(2)        2.26%            $4.75       2/26/2006             $12,312
 S.C. Vorndran(3)      3,600(2)        2.26%            $4.75       2/26/2006             $12,312


(1) Present values were calculated using the Black-Scholes option valuation method. The actual value, if any, that an executive officer may receive is dependent on the excess of the stock price over the exercise price. Use of this model should not be viewed as a forecast of the future performance of the Company's stock price. The estimated grant date present value of each stock option is $3.42 based on the following defined option terms and assumptions: (a) a stock price of $4.75; (b) an exercise price of $4.75; (c) a term of 10 years; (d) a risk-free interest rate of 6.28%, which represents the yield on a 30-year zero coupon bond with a maturity date corresponding to that of the option;
         (e) a dividend yield of 0%, representing the stock's current yield; and
         (f) a stock price volatility rate of 54.44% which reflects how much the stock price varies on a daily basis, and which is calculated as the variance of the rate of return on the stock as measured over the 250 days prior to the grant date.

(2) Options vest 20% per year beginning on the first anniversary of grant and terminate 10 years from date of grant.

(3) Mr. Vorndran's options were canceled upon his resignation from the Company.


         The following table sets forth certain information regarding the number and value, as of December 31, 1996, of unexercised options to purchase shares of Series A Common Stock held by the Chief Executive Officer and the participating executive officers listed in the Summary Compensation Table. None of the executive officers listed below exercised any stock options in the fiscal year ended December 31, 1996.


     AGGREGATED OPTION EXERCISES IN 1996 AND DECEMBER 31, 1996 OPTION VALUES

                                             NUMBER OF SECURITIES               VALUE OF
                      SHARES               UNDERLYING UNEXERCISED             UNEXERCISED
                     ACQUIRED                     OPTIONS AT           IN-THE-MONEY OPTIONS AT
                        ON       VALUE        DECEMBER 31, 1996            DECEMBER 31, 1996
NAME                 EXERCISE  REALIZED  EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                 --------  --------  -----------   -------------    -----------   -------------
W. J. Marrazzo           0        N/A      25,440         14,160            $0           $0
M.C. Murphy              0        N/A      21,280         11,120            $0           $0
P. J. Marks              0        N/A      16,720         10,080            $0           $0
S. C. Vorndran           0        N/A         0              0              $0           $0


The table does not include the value of unexercised options which were out-of-the-money at December 31, 1996.

PERFORMANCE GRAPH

          The following performance graph compares the performance of the Company's Series A Common Stock (NASDAQ symbol: WSTNA) to the Value Line Environmental Services Group Index and the Russell 2000 Index for the Company's last 5 fiscal years. The graph assumes that the value of an investment in the Company's Series A Common Stock and each index was $100 at December 31, 1991 and that all dividends were reinvested. The stock price performance in the graph below is not indicative of future price performance.

                       COMPARATIVE FIVE-YEAR TOTAL RETURNS

                                    [GRAPH]

---------------------------------------------------------------------------------------------------------
      Name                         1991         1992         1993         1994         1995         1996
---------------------------------------------------------------------------------------------------------
Roy F. Weston, Inc.               100.00       105.88        56.86        45.10        40.20        27.45
---------------------------------------------------------------------------------------------------------
Russell 2000 Index                100.00       118.41       140.80       138.01       177.26       206.48
---------------------------------------------------------------------------------------------------------
Value Line Environmental          100.00       101.46        77.39        79.01        91.06        97.91
Services Index
---------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

         In July 1996, Joseph Bordogna was elected non-executive Chairman of the Board, in which capacity he is paid $45,000 annually. Each other director who is not an officer of the Company receives an annual retainer of $12,000. The non-executive Chairman of the Board and all such other directors who are not officers of the Company are also paid $1,500 plus travel expenses for each Board meeting they attend and for each Committee meeting they attend that is not held on the same day as a meeting of the Board. Fees payable to a director who is an employee of the Company are reduced by that director's employee salary for the days that he attends a meeting of the Board or a Board Committee. Directors who are management officers of the Company receive no additional compensation for their service as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table set forth below shows, as of March 14, 1997, certain information regarding the beneficial ownership of the Company's Common Stock and Series A Common Stock by each person known by the Company to beneficially own more than 5% of any class of the Company's capital stock, each of the Company's directors, each of the named executive officers, and all directors and executive officers of the Company as a group. Director nominees for the coming year have not yet been determined. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all of the shares owned by them.

    NAME AND                         NUMBER OF SHARES    NUMBER OF SHARES     PERCENTAGE OF    PERCENTAGE OF      PERCENTAGE OF
   ADDRESS OF                           OF COMMON        OF SERIES A COMMON   CAPITAL STOCK       COMMON             SERIES A
BENEFICIAL OWNER(1)                       STOCK         STOCK BENEFICIALLY                         STOCK              COMMON
                                      BENEFICIALLY           OWNED(2)                                                  STOCK
                                        OWNED(2)
-------------------------------------------------------------------------------------------------------------------------------
Trustee under the
Roy F. Weston, Inc.
Employees' Savings
Plan(4)                                       --             1,217,950           12.6%               --              16.1%
The TCW Group, Inc.(5)                        --               771,900            8.0%               --              10.2%
Pioneering Management Corp.(6)                --               612,000            6.3%               --               8.1%
Heartland Advisers, Inc.(7)                   --               550,000            5.7%               --               7.3%
FMR Corp.(8)                                  --               393,800            4.1%               --               5.2%
RFW  Partnership Limited(9)              438,081                    --            4.5%             20.8%               --
Trustee under Deed
of Trust dated
March 5, 1969(10)                        175,620                    --            1.8%              8.3%               --
William J. Marrazzo                           --                58,046(11)          *                --                 *
Peter J. Marks                            13,000                23,378(11)          *                 *                 *
M. Christine Murphy                           --                35,023(11)          *                --                 *
Steven C. Vorndran                            --                 8,779              *                --                 *
Wayne F. Hosking, Jr.(12)                 89,672                 2,528              *               4.2%                *
Thomas M. Swoyer, Jr                      89,672                   420              *               4.2%                *
Joseph Bordogna                               --                 1,000              *                --                 *
Henry L. Diamond                              --                 2,000              *                --                 *
Robert G. Jahn                               100                    --              *                 *                --
James E. Ksansnak                             --                 1,500              *                --                 *
Marvin O. Schlanger                           --                 2,000              *                --                 *
Katherine W. Swoyer(9)(10)(13)           429,976                26,984            4.7%             20.4%                *
A. Frederick Thompson(9)(10)(14)         396,338                 3,103            4.1%             18.8%                *
Roy F. Weston(9)(15)                     140,000                70,593            2.2%              6.6%                *
All directors and
executive officers as
a group (7 persons with
respect to Common
Stock and 13 persons
with respect to Series A
Common Stock)(16)                      1,772,459               236,225(11)       20.8%             84.2%              3.1%

    NAME AND                            PERCENTAGE OF
   ADDRESS OF                              AGGREGATE
BENEFICIAL OWNER(1)                     VOTING POWER(3)
-------------------------------------------------------
Trustee under the
Roy F. Weston, Inc.
Employees' Savings
Plan(4)                                       4.3%
The TCW Group, Inc.(5)                        2.7%
Pioneering Management Corp.(6)                2.1%
Heartland Advisers, Inc.(7)                   1.9%
FMR Corp.(8)                                  1.4%
RFW  Partnership Limited(9)                  15.3%
Trustee under Deed
of Trust dated
March 5, 1969(10)                             6.1%
William J. Marrazzo                             *
Peter J. Marks                                  *
M. Christine Murphy                             *
Steven C. Vorndran                              *
Wayne F. Hosking, Jr.(12)                     3.2%
Thomas M. Swoyer, Jr                          3.1%
Joseph Bordogna                                 *
Henry L. Diamond                                *
Robert G. Jahn                                  *
James E. Ksansnak                               *
Marvin O. Schlanger                             *
Katherine W. Swoyer(9)(10)(13)               15.1%
A. Frederick Thompson(9)(10)(14)             13.9%
Roy F. Weston(9)(15)                          5.1%
All directors and
executive officers as
a group (7 persons with
respect to Common
Stock and 13 persons
with respect to Series A
Common Stock)(16)                            62.5%


*        Less than 1%.

(1) Except as indicated below, the business address of the beneficial owners is c/o Roy F. Weston, Inc., 1 Weston Way, West Chester, PA 19380-1499.

(2) A beneficial owner of securities is one who, directly or indirectly, has or shares with others: (a) the power to vote or direct the voting of such securities; or (b) investment power with respect to such securities, which includes the power to dispose or direct the disposition of such securities. A person is deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of March 14, 1997, including but not limited to, the right to acquire through the exercise of any option, warrant, or right or through the conversion of a security.

(3) Aggregate voting power is calculated by multiplying the total number of shares of Common Stock and Series A Common Stock outstanding by one vote and one-tenth of one vote per share, respectively.

(4) Vanguard Fiduciary Trust Company is the trustee under the Roy F. Weston, Inc. Employees' Savings Plan ("Employees' Savings Plan"), and is located at P.O. Box 2900, Valley Forge, PA 19482. Under the terms of the Employees' Savings Plan and the Trust Agreement between Vanguard and the Company, a Company committee has the right to direct the Trustee how to vote the shares held by the Trustee.

(5) The Company received a copy of Schedule 13G, dated February 12, 1997, filed with the Securities and Exchange Commission by The TCW Group, Inc., 865 South Figueroa Street, Los Angeles, CA 90017. The TCW Group, Inc. had sole voting and dispositive power over 771,900 shares.

(6) The Company received a copy of Schedule 13G, dated January 24, 1997, filed with the Securities and Exchange Commission by Pioneering Management Corporation, 60 State Street, Boston, MA 02114. Pioneering Management Corporation had sole voting and dispositive power over 612,000 shares, as investment adviser to an investment company that beneficially owns such shares.

(7) The Company received a copy of Schedule 13G, dated February 12, 1997, filed with the Securities and Exchange Commission by Heartland Advisers, Inc., 790 North Milwaukee Street, Milwaukee, WI 53202. Heartland Advisers, Inc. had sole voting and dispositive power over 550,000 shares, as investment adviser to an investment company that beneficially owns such shares.

(8) The Company received a copy of Schedule 13G, dated February 14, 1997, filed with the Securities and Exchange Commission by FMR Corp., 82 Devonshire Street, Boston, MA 02109. FMR Corp. had sole dispositive power over 393,800 shares, as investment adviser to various investment companies that beneficially owns such shares.

(9) RFW Partnership Limited is a limited partnership in which RFW Enterprises, Inc., Susan W. Thompson, and Katherine W. Swoyer are general partners. Susan W. Thompson is a daughter of Roy F. Weston and wife of A. Frederick Thompson. Katherine W. Swoyer is a daughter of Roy
         F. Weston. Roy F. Weston is president of RFW Enterprises, Inc. Under the partnership agreement, the shares held by the partnership are voted by direction of a majority of the general partners.

(10) Katherine W. Swoyer and Susan W. Thompson, daughters of Roy F. Weston, share voting power as trustees under Deeds of Trust dated March 5, 1969 over 175,620 shares.

(11) Includes the following number of shares which may be obtained upon the exercise of options exercisable within 60 days of March 14, 1997:
         William J. Marrazzo, 30,800 shares; Peter J. Marks, 20,080 shares; M. Christine Murphy, 25,200 shares; and all directors and executive officers as a group, 76,080 shares.

(12) Of the Common Stock reported as beneficially owned by Mr. Hosking, 89,672 are owned by his wife. Of the Series A Common Stock reported as beneficially owned by Mr. Hosking, 155 shares are owned by his wife.

(13) Of the Common Stock reported as beneficially owned by Ms. Swoyer, 76,163 shares are registered in Ms. Swoyer's name as custodian for her minor daughter.

(14) Of the Common Stock reported as beneficially owned by Dr. Thompson, 351,083 shares are owned by his wife, Susan W. Thompson.

(15) Of the Common Stock reported as beneficially owned by Mr. Weston, 70,000 shares are owned by his wife.

(16) In determining the number of shares held by officers and directors as a group, shares beneficially owned by more than one officer or director have been counted only once.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Henry L. Diamond is a partner in the law firm of Beveridge & Diamond, P.C. The Company retained the law firm to provide services during 1996 and expects to continue to retain the firm in 1997. The amount of the fees paid to the firm in 1996 did not exceed five percent of the law firm's gross revenues for the firm's last full fiscal year.

         Katherine W. Swoyer is President and sole shareholder of Intercorp, a travel services agency which has provided services to the Company since 1994. Effective January 2, 1996, the Company and Intercorp agreed to a revised arrangement pursuant to which Intercorp receives an annual management fee, payable in monthly installments, for providing such services to the Company. The arrangement runs for a term of three years, terminating at the end of 1998. The annual fee is an amount equal to $550,000, less all commissions, fees, and other payments received by Intercorp from any travel service vendor/provider in respect of Company-related travel up to a specified maximum amount determined by reference to anticipated annual travel volume. All such commissions, fees, and other payments are to be paid to the Company. In addition, in an effort to maximize potential cost savings and service enhancements, the Company and Intercorp share commissions in excess of a specified maximum amount and will share in additional savings resulting from negotiations with vendors/providers. Intercorp's profit relative to the Company's travel services is limited by the agreement to no more than 3% pre-tax of its gross revenue and any excess shall be paid to the Company. The terms of the agreement with Intercorp were reviewed and approved by the disinterested members of the Audit Committee and the Board of Directors of the Company. In 1996, the gross fee paid by the Company was $570,000; net payments to the travel agency were $286,000.

         Ms. Swoyer receives from the Company a pre-retirement death benefit, pursuant to the terms of the Executive Plan under which her late husband, Thomas
M. Swoyer, participated. Mr. Swoyer was the President of the Company at the time of his death in 1989. In 1996, the Company paid Ms. Swoyer $80,000 pursuant to this plan. The Company is obligated to make payments of $80,000 for each of the next 3 consecutive years, in equal monthly installments.

         Additional information with respect to this item is set forth above in
Item 11 under the caption "Compensation Committee Interlocks and Insider Participation."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, ROY F. WESTON, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                     ROY F. WESTON, INC.

                                     By:  /s/ M. Christine Murphy
                                          --------------------------------------
                                              M. Christine Murphy
                                              Executive Vice President and Chief
                                               Financial Officer
                                               (Duly authorized representative)


                                     Date:    April 30, 1997