Form 10-K/A
period 1996-12-31
WESTON ROY F INC
filed 1997-05-09
CIK 106473

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1996 Annual Report to Shareholders are incorporated by reference into Part II of this report. Items originally incorporated by reference into Part III of this report from the Company's Proxy Statement are filed herein. This amendment updates and supersedes Items 10 and 12 of previously filed Forms 10-K and 10-K/A with respect to director nominees.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

      In April 1997, shareholders holding an aggregate of approximately 45% of the total shareholder vote informed the Chairman of the Board that they did not intend to support the re-election of certain members of the current Board of Directors. These shareholders requested that a new slate be nominated, that would include Messrs. Armitage, Harvey, and Monetta and Ms. Bryant, because these shareholders believed that the Company should redefine its strategy and focus and that those individuals would best assist the Company in that effort. Following discussion among the Directors and their representatives, these shareholders asked that Messrs. Diamond, Ksansnak and Schlanger and Drs. Bordogna and Jahn not stand for re-election. In light of the express intent of these shareholders, Messrs. Diamond, Ksansnak and Schlanger and Drs. Bordogna and Jahn notified the Company that they would not seek to be re-elected at the 1997 Annual Meeting.

      The following sets forth pertinent information with respect to current directors as well as director nominees:

AMBASSADOR RICHARD ARMITAGE, 52, PRESIDENT OF ARMITAGE ASSOCIATES, L. C. Ambassador Armitage is engaged in a wide range of international business development and public policy activities. He currently provides his professional services to private sector companies to develop strategic business opportunities. Prior to this, the Ambassador served the United States in numerous diplomatic roles throughout the world, with particular emphasis in the Pacific Rim, Middle East, and the New Independent States. Ambassador Armitage has also served as Assistant Secretary of Defense for International Security Affairs representing the U. S. Department of Defense in developing politico-military relationships and initiatives throughout the world.

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

MAGALEN OHRSTROM BRYANT, 68, PRIVATE INVESTOR. Ms. Bryant is a private investor in several companies. She is currently a board member and substantial shareholder of, among others, the Dover, Carlisle, and O'Sullivan corporations, all of which are industrial manufacturing businesses. Ms. Bryant also serves as a director for several leading environmental foundations, including the National Fish and Wildlife Foundation.

HENRY L. DIAMOND, ESQ., 64, PARTNER, BEVERIDGE & DIAMOND, P.C., WASHINGTON, DC. DIRECTOR SINCE 1990. Mr. Diamond has been a partner with Beveridge & Diamond, P.C., a national firm specializing in environmental affairs and related litigation, since 1975. From 1970 to 1975, Mr. Diamond served as the Commissioner of the Department of Environmental Conservation of the State of New York.

THOMAS HARVEY, 48, CHAIRMAN OF THE GLOBAL ENVIRONMENT & TECHNOLOGY FOUNDATION. Mr. Harvey is Chairman of the Global Environment & Technology Foundation, a not-for-profit corporation that specializes in environmental technology commercialization, information services, and sustainable development. He is also Senior Vice President for Corporate Business Development for a Washington-based strategic consulting group. Prior to this, Mr. Harvey spent 26 years in high level positions in the U.S. Army, Department of Defense, White House, and Congress. As a corporate executive, he specializes in developing business opportunities in a broad range of U.S. and international arenas.

WAYNE F. HOSKING, JR., ESQ., 31, MARKETING DEVELOPMENT PROFESSIONAL. DIRECTOR SINCE 1996. Mr. Hosking has been employed by the Company since 1988. Since 1990, he has held various positions in client services, marketing, and sales capacities. He is currently employed as a Marketing Development Professional, serving the needs of the Company's Federal Programs' clients. Mr. Hosking is licensed to practice law in the state of Colorado. Mr. Hosking is a son-in-law of A. Frederick Thompson and is married to a granddaughter of Roy F. Weston.

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

DOMINIC MONETTA, 55, PRESIDENT OF RESOURCES ALTERNATIVES, INC. Dr. Monetta is President of Resource Alternatives, Inc., a private corporation that assists senior corporate executives in identifying business opportunities and strengthening their corporate operations. Prior to this, Dr. Monetta was the Deputy Director of Defense Research and Engineering (Research and Advanced Technology) where he managed the $7.5 billion science and technology programs of the U.S. Department of Defense. He has also held senior positions in the U.S. Department of Energy, U.S. Navy and the Gas Research Institute.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

      The table set forth below shows, as of March 14, 1997, certain information regarding the beneficial ownership of the Company's Common Stock and Series A Common Stock by each person known by the Company to beneficially own more than 5% of any class of the Company's capital stock, each of the Company's directors and director nominees, each of the named executive officers, and all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all of the shares owned by them.

                                NUMBER OF SHARES
                                    OF COMMON     NUMBER OF SHARES OF                                     PERCENTAGE OF
NAME AND                             STOCK          SERIES A COMMON                        PERCENTAGE OF     SERIES A
ADDRESS OF                         BENEFICIALLY    STOCK BENEFICIALLY    PERCENTAGE OF        COMMON          COMMON
BENEFICIAL OWNER(1)                  OWNED (2)         OWNED (2)         CAPITAL STOCK         STOCK          STOCK
-------------------             ----------------  -------------------    -------------     -------------  -------------


 Trustee under the
 Roy F. Weston, Inc.
 Employees' Savings
 Plan(4)                                     --         1,217,950              12.6%               --           16.1%
 The TCW Group, Inc.(5)                      --           771,900               8.0%               --           10.2%
 Pioneering Management Corp.(6)              --           612,000               6.3%               --            8.1%
 Heartland Advisers, Inc.(7)                 --           550,000               5.7%               --            7.3%
 FMR Corp.(8)                                --           393,800               4.1%               --            5.2%
 RFW Partnership Limited(9)             438,081                --               4.5%             20.8%            --
 Trustee under Deed
 of Trust dated
 March 5, 1969(10)                      175,620                --               1.8%              8.3%            --
 William J. Marrazzo                         --            58,046(11)             *                --              *
 Peter J. Marks                          13,000            23,378(11)             *                 *              *
 M. Christine Murphy                         --            35,023(11)             *                --              *
 Steven C. Vorndran                          --             8,779                 *                --              *
 Wayne F. Hosking, Jr.(12)               89,672             2,528                 *               4.2%             *
 Thomas M. Swoyer, Jr.                   89,672               420                 *               4.2%             *
 Richard Armitage                            --                --                --                --             --
 Joseph Bordogna                             --             1,000                 *                --              *
 Magalen O. Bryant                           --                --                --                --             --
 Henry L. Diamond                            --             2,000                 *                --              *
 Thomas Harvey                               --                --                --                --             --
 Robert G. Jahn                             100                --                 *                 *             --
 James E. Ksansnak                           --             1,500                 *                --              *
 Dominic Monetta                             --                --                --                --             --
 Marvin O. Schlanger                         --             2,000                 *                --              *
 Katherine W. Swoyer(9)(10)(13)         429,976            26,984               4.7%             20.4%             *
 A. Frederick Thompson(9)(10)(14)       396,338             3,103               4.1%             18.8%             *
 Roy F. Weston(9)(15)                   140,000            70,593               2.2%              6.6%             *

 All directors and
 executive officers as
 a group (7 persons with
 respect to Common
 Stock and 13 persons
 with respect to Series A
 Common Stock)(16)                    1,772,459           236,225(11)          20.8%             84.2%           3.1%
* Less than 1%.




NAME AND                         PERCENTAGE OF
ADDRESS OF                       AGGREGATE
BENEFICIAL OWNER(1)              VOTING POWER(3)
-------------------              ---------------


 Trustee under the
 Roy F. Weston, Inc.
 Employees' Savings
 Plan(4)                                4.3%
 The TCW Group, Inc.(5)                 2.7%
 Pioneering Management Corp.(6)         2.1%
 Heartland Advisers, Inc.(7)            1.9%
 FMR Corp.(8)                           1.4%
 RFW Partnership Limited(9)            15.3%
 Trustee under Deed
 of Trust dated
 March 5, 1969(10)                      6.1%
 William J. Marrazzo                      *
 Peter J. Marks                           *
 M. Christine Murphy                      *
 Steven C. Vorndran                       *
 Wayne F. Hosking, Jr.(12)              3.2%
 Thomas M. Swoyer, Jr.                  3.1%
 Richard Armitage                        --
 Joseph Bordogna                          *
 Magalen O. Bryant                       --
 Henry L. Diamond                         *
 Thomas Harvey                           --
 Robert G. Jahn                           *
 James E. Ksansnak                        *
 Dominic Monetta                         --
 Marvin O. Schlanger                      *
 Katherine W. Swoyer(9)(10)(13)        15.1%
 A. Frederick Thompson(9)(10)(14       13.9%
 Roy F. Weston(9)(15)                   5.1%

 All directors and
 executive officers as
 a group (7 persons with
 respect to Common
 Stock and 13 persons
 with respect to Series A
 Common Stock)(16)                     62.5%
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

                                    ROY F. WESTON, INC.

                                    By: /s/ William J. Marrazzo
                                        ------------------------------------
                                           William J. Marrazzo
                                         President and Chief Executive Officer
                                            (Duly authorized representative)


                                    Date: May 9, 1997