Form 10-Q
period 1997-03-31
WESTON ROY F INC
filed 1997-05-15
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997


          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------


Commission File No. 0-4643


                               ROY F. WESTON, INC.
             (Exact name of registrant as specified in its charter)


PENNSYLVANIA                                            23-1501990
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1 WESTON WAY, WEST CHESTER, PENNSYLVANIA                19380-1499
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

                                    Yes  X            No
                                        ---              ---

         As of April 25, 1997, the registrant had outstanding 7,541,787 shares of Series A common stock and 2,105,394 shares of common stock.

         Index                                                                   Page
         -----                                                                   ----
Part I - Financial Information

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets -
                           March 31, 1997 and December 31, 1996                   1-2

                           Consolidated Statements of Operations -
                           Three Months Ended March 31, 1997 and 1996             3

                           Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 1997 and 1996             4

                           Notes to Consolidated Financial Statements             5-6

         Item 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of Operations          7-8



Part II - Other Information                                                       9
         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults Upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     March 31,     December 31,
                                                                       1997           1996
                                                                     (Unaudited)
                                                                      (Thousands of Dollars)
CURRENT ASSETS
Cash and cash equivalents                                            $ 15,699        $  9,878
Marketable securities                                                   6,512           7,616
Accounts receivable, trade, net of allowance for doubtful
 accounts of $1,570 in 1997 and $1,510 in 1996                         57,078          65,480
Unbilled costs and estimated earnings on contracts in process          18,803          18,151
Prepaid and refundable income taxes                                     2,643           2,719
Deferred income taxes                                                   4,918           5,584
Other                                                                   4,585           2,438
                                                                     --------        --------
   Total current assets                                               110,238         111,866
                                                                     --------        --------

PROPERTY AND EQUIPMENT
Land                                                                      215             215
Buildings and improvements                                             11,396          11,350
Furniture and equipment                                                54,426          55,763
Leasehold improvements                                                  8,908           8,929
Construction in progress                                                   11              17
                                                                     --------        --------
   Total property and equipment                                        74,956          76,274
Less accumulated depreciation and amortization                         63,849          64,884
                                                                     --------        --------
   Property and equipment, net                                         11,107          11,390
                                                                     --------        --------

OTHER ASSETS
Goodwill, net of accumulated amortization of $4,030 in
 1997 and $4,014 in 1996                                                1,924           1,940
Deferred income taxes                                                   3,164           3,168
Other                                                                  11,812          13,108
                                                                     --------        --------
   Total other assets                                                  16,900          18,216
                                                                     --------        --------
     TOTAL ASSETS                                                    $138,245        $141,472
                                                                     ========        ========

See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                March 31,     December 31,
                                                                  1997            1996
                                                               (Unaudited)
                                                                 (Thousands of Dollars)
CURRENT LIABILITIES
Current maturities of long-term debt                            $  2,140        $  2,159
Accounts payable and accrued expenses                             11,788          11,869
Billing on contracts in process in excess
 of costs and  estimated earnings                                  8,637          12,233
Employee compensation, benefits and payroll taxes                 14,253          13,326
Income taxes payable                                                 186             220
Other                                                             13,262          13,103
                                                                --------        --------
   Total current liabilities                                      50,266          52,910
                                                                --------        --------
LONG TERM DEBT                                                    18,205          18,922
                                                                --------        --------
OTHER LIABILITIES                                                  3,521           3,550
                                                                --------        --------

CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares
 authorized; 3,186,669 shares issued in 1997;
 3,192,909 shares issued in 1996                                     319             319
Series A common stock, $.10 par value, 20,500,000 shares
authorized; 8,325,592 shares issued in 1997;
 8,319,352 shares issued in 1996                                     833             832
Unrealized gain on investments                                       329             541
Additional paid-in capital                                        55,139          55,130
Retained earnings                                                 14,670          14,274
                                                                --------        --------
                                                                  71,290          71,096
Less treasury stock at cost, 1,081,275 common shares
 in 1997 and 1996; 777,805 Series A common shares
 in 1997 and 769,805 Series A common shares in 1996                5,037           5,006
                                                                --------        --------
   Total stockholders' equity                                     66,253          66,090
                                                                --------        --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $138,245        $141,472
                                                                ========        ========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended March 31,
                                                       1997                 1996
                                                        (Thousands of Dollars)
Gross revenues                                      $    61,480         $    67,586
Direct project costs                                     21,862              20,497
                                                    -----------         -----------
   Net revenues                                          39,618              47,089
                                                    -----------         -----------

Expenses:
   Direct salaries and other operating costs             34,531              39,773
   General and administrative expenses                    5,741               7,335
   Restructuring credit                                  (1,071)                 --
                                                    -----------         -----------
                                                         39,201              47,108
                                                    -----------         -----------
   Income (loss) from operations                            417                 (19)
                                                    -----------         -----------

Other income (expense):
   Investment income                                        547                 500
   Interest expense                                        (430)               (525)
   Other                                                     85                  71
                                                    -----------         -----------
                                                            202                  46
                                                    -----------         -----------
Income before income taxes                                  619                  27
Provision for income taxes                                  223                  10
                                                    -----------         -----------
   Net income                                       $       396         $        17
                                                    ===========         ===========
   Net income per share                             $       .04         $       .00
                                                    ===========         ===========
Weighted average shares outstanding                   9,659,203           9,570,828
                                                    ===========         ===========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                                 1997            1996
                                                                                 ----            ----
                                                                                  (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $    396         $     17

  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                  1,201            2,115
   Provision for losses on accounts receivable                                       89               56
   Restructuring credit                                                          (1,071)              --
   Other                                                                             32              232

 Change in assets and liabilities:
   Accounts receivable, trade                                                     8,313           10,816
   Unbilled costs and estimated earnings on contracts in process                   (652)            (563)
   Other current assets                                                          (1,076)            (585)
   Accounts payable and accrued expenses                                            (81)            (855)
   Billings on contracts in excess of costs and estimated earnings               (3,596)          (2,386)
   Employee compensation, benefits and payroll taxes                                927            3,008
   Income taxes                                                                      42              188
   Deferred income taxes                                                            780              514
   Other current liabilities                                                         83             (527)
   Other assets and liabilities                                                     799              228
                                                                               --------         --------
  Net cash provided by operating activities                                       6,186           12,258
                                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investments                                                5,720              982
 Payments for purchase of investments                                            (4,602)          (6,503)
 Purchase of property and equipment, net                                           (696)          (1,435)
 Investments in other assets                                                        (20)            (134)
                                                                               --------         --------
  Net cash provided by (used for) investing activities                              402           (7,090)
                                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under long-term debt                                           (736)            (576)
 Purchase of Series A common treasury stock                                         (31)            (561)
                                                                               --------         --------
  Net cash used for financing activities                                           (767)          (1,137)
                                                                               --------         --------

  Net increase in cash and cash equivalents                                       5,821            4,031

Cash and cash equivalents:
  Beginning of period                                                             9,878           12,980
                                                                               --------         --------
  End of period                                                                $ 15,699         $ 17,011
                                                                               ========         ========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders which is incorporated by reference in its Form 10-K filed with the Securities and Exchange Commission. Results for the three months ended March 31, 1997 are not necessarily indicative of results for the full year 1997.


NOTE 2 - LINE OF CREDIT AGREEMENT

On March 31, 1997 the Company agreed to an amendment to its uncollateralized credit facility which extended the facility through March 27, 1998, reduced the maximum amount of the facility to $25,000,000 and increased the amount available for cash borrowings to $10,000,000. The Company is subject to a 3/8% annual charge on the unused portion of the facility and must maintain covenants including minimum net worth, adjusted leverage ratio, liquidity ratio and minimum cash and cash equivalents and marketable securities.


NOTE 3 - RESTRUCTURING CREDIT

During the three months ended March 31, 1997, the Company completed the sale of assets of its Weston Interactive, Inc. subsidiary. The book value of these assets had been included in amounts reported as restructuring charges in 1996. The net proceeds from the asset sale are included as restructuring credit in the accompanying consolidated statement of operations for the three months ended March 31, 1997.


NOTE 4 - CONSOLIDATED STATEMENTS OF CASH FLOW

Net cash refunds for income taxes were $628,000 and $696,000 in the first three months of 1997 and 1996, respectively. Cash payments for interest were $69,000 and $106,000 in the three months ended March 31, 1997 and 1996, respectively.

No capital lease obligations were incurred in the three months ended March 31, 1997 or 1996.

NOTE 5 - NEW ACCOUNTING STANDARD - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which will replace the current rules for earnings per share computations, presentation and disclosure. Under the new standard, basic earnings per share excludes dilution and is computed by dividing income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Statement No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations.

The Company will be required to adopt Statement No. 128 in the fourth quarter of 1997 and, as required by the standard, will restate all prior period earnings per share data. The new earnings per share amounts are not expected to be materially different from those computed under the present accounting standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1996.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1997 increased to $396,000 or $.04 per share, compared to $17,000 or $.00 per share, for the three months ended March 31, 1996.

Gross revenues decreased 9% to $61,480,000 for the three months ended March 31, 1997 compared to $67,586,000 in the 1996 period. Net revenues decreased 16% to $39,618,000 for the three months ended March 31, 1997, compared to $47,089,000 for the comparable 1996 period. Net revenues in the three months ended March 31, 1997 included approximately $500,000 representing completion of a contract negotiation. Overall personnel utilization declined sharply as a lack of federal regulatory progress led to a diminished level of available business.

For the three months ended March 31, 1997, income from operations was $417,000. The Company had a loss from operations of $19,000 for the three months ended March 31, 1996. The three months ended March 31, 1997 included a restructuring credit of $1,071,000 resulting from the sale of assets of Weston Interactive, Inc. The 1996 results included a provision of approximately $775,000 relating to severance benefits for the Company's former Chairman of the Board.

Investment income increased $47,000, or 9%, to $547,000 in 1997 due primarily to gains realized on sales of investments in mutual funds. Interest expense declined $95,000, or 18%, to $430,000 in 1997 principally due to the reduction of 7% convertible subordinated debt outstanding.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents increased $5,821,000 in the first three months of 1997 to $15,699,000 from $9,878,000 at December 31, 1996. Marketable securities decreased $1,104,000 in the first three months of 1997 to $6,512,000 from $7,616,000 at December 31, 1996.

Operating activities provided cash of $6,186,000 for the first three months of 1997, compared to $12,258,000 in the comparable 1996 period. Net cash investments in property and equipment and other assets were $716,000 in the first three months of 1997, compared to $1,569,000 in the comparable 1996 period. The Company used cash of $767,000 in financing activities in the first three months of 1997, compared to $1,137,000 in the 1996 first quarter.

FORWARD LOOKING STATEMENTS

From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a number of factors could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward looking statements. Risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

-    The highly competitive marketplace for the Company's services.

- Changes in and levels of enforcement of federal, state and local environmental legislation and regulations.

- The Company's ability to obtain new contracts from existing as well as new clients.

- The Company's ability to execute new projects and those currently in backlog within reasonable cost estimates.

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

         Item 3.  Defaults Upon Senior Securities
                   Not Applicable.

         Item 4. Submission of Matters to a Vote of Security Holders Not Applicable.

         Item 5.  Other Information
                   Not Applicable.

         Item 6.  Exhibits and Reports on Form 8-K

                   (a) The exhibits are numbered in accordance with the Exhibit
                       Table of Item 601 of Regulation S-K.

                   Exhibit No.                 Description
                   -----------                 -----------
                     10.1             Fourth Amendment and Joinder to Credit
                                      Agreement dated March 31, 1997

                     11               Statements of Computation of Net Income
                                      Per Share

                     27               Financial Data Schedule

                   (b) Reports on Form 8-K. On March 10, 1997 the Company filed a Form 8-K under Item 5, Other Events, which incorporated by reference the Company's News Release dated March 10, 1997 concerning its signing of an agreement to sell the assets of its Environmental Metrics Division to Recra Environmental, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ROY F. WESTON, INC.
                                       (Registrant)




Date: May 13, 1997                     By:/s/ William J. Marrazzo
                                          -------------------------------------
                                          William J. Marrazzo
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)





Date: May 13, 1997                     By:/s/ William G. Mecaughey
                                          -------------------------------------
                                          William G. Mecaughey
                                          Vice President and
                                          Corporate Controller
                                          (Chief Accounting Officer)