Form 10-Q
period 1997-06-30
WESTON ROY F INC
filed 1997-08-14
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


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

                        Yes  X      No
                           ----        ----
      As of July 25, 1997, the registrant had outstanding 7,666,745 shares of Series A common stock and 2,105,394 shares of common stock.

      Index                                                           Page
      -----                                                           ----


Part I - Financial Information

      Item 1.     Financial Statements:

                  Consolidated Balance Sheets -
                  June 30, 1997 and December 31, 1996                   1-2

                  Consolidated Statements of Operations -
                  Three Months Ended  June 30, 1997 and 1996            3

                  Consolidated Statements of Operations -
                  Six Months Ended June 30, 1997 and 1996               4

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1997 and 1996               5

                  Notes to Consolidated Financial Statements            6-7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         8-9



Part II - Other Information                                             10-11
      Item 1. Legal Proceedings
      Item 2. Changes in Securities
      Item 3. Defaults Upon Senior Securities
      Item 4. Submission of Matters to a Vote of Security Holders
      Item 5. Other Information
      Item 6. Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         JUNE 30,  DECEMBER 31,
                                                           1997        1996
                                                       (Unaudited)
                                                         (Thousands of Dollars)
CURRENT ASSETS
Cash and cash equivalents                               $  9,274    $  9,878
Marketable securities                                      8,090       7,616
Accounts receivable, trade, net of allowance for
doubtful accounts of $1,630 in 1997 and $1,510 in 1996    53,223      65,480
Unbilled costs and estimated earnings on contracts        18,954      18,151
in process
Prepaid and refundable income taxes                        4,064       2,719
Deferred income taxes                                      6,055       5,584
Other                                                      3,485       2,438
                                                        --------    --------

   Total current assets                                  103,145     111,866
                                                        --------    --------

PROPERTY AND EQUIPMENT
Land                                                         215         215
Buildings and improvements                                11,378      11,350
Furniture and equipment                                   42,308      55,763
Leasehold improvements                                     2,436       8,929
Construction in progress                                      11          17
                                                        --------    --------
   Total property and equipment                           56,348      76,274
Less accumulated depreciation and amortization            45,773      64,884
                                                        --------    --------

   Property and equipment, net                            10,575      11,390
                                                        --------    --------

OTHER ASSETS
Goodwill, net of accumulated amortization of $564 in
 1997 and $4,014 in 1996                                   1,909       1,940
Deferred income taxes                                      3,247       3,168
Other                                                     12,533      13,108
                                                        --------    --------

   Total other assets                                     17,689      18,216
                                                        --------    --------

     TOTAL ASSETS                                       $131,409    $141,472
                                                        ========    ========


See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            JUNE 30    DECEMBER 31,
                                                              1997         1996
                                                           (Unaudited)
                                                           (Thousands of Dollars)
CURRENT LIABILITIES
Current maturities of long-term debt                        $  3,827    $  2,159
Accounts payable and accrued expenses                         12,949      11,869
Billings on contracts in process in excess of
costs and estimated earnings                                   9,556      12,233
Employee compensation, benefits and payroll taxes              9,663      13,326
Income taxes payable                                             138         220
Other                                                         11,193      13,103
                                                            --------    --------
   Total current liabilities                                  47,326      52,910
                                                            --------    --------

LONG TERM DEBT                                                15,901      18,922
                                                            --------    --------

OTHER LIABILITIES                                              6,683       3,550
                                                            --------    --------

CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares
authorized; 3,186,669 shares issued in 1997; 3,192,909
 shares issued in 1996                                           319         319
Series A common stock, $.10 par value, 20,500,000 shares
authorized; 8,459,550 shares issued in 1997; 8,319,352
 shares issued in 1996                                           846         832
Unrealized gain on investments                                   686         541
Additional paid-in capital                                    55,462      55,130
Retained earnings                                              9,276      14,274
                                                            --------    --------
                                                              66,589      71,096
Less treasury stock at cost, 1,081,275 common shares in
1997 and 1996; 792,805 Series A common shares in 1997
 and 769,805 Series A common shares in 1996                    5,090       5,006
                                                            --------    --------

   Total stockholders' equity                                 61,499      66,090
                                                            --------    --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $131,409    $141,472
                                                            ========    ========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------
                                                     1997          1996
                                                    (Thousands of Dollars)
Gross revenues                                  $    55,777     $    66,186
Direct project costs                                 21,686          19,936
                                                -----------     -----------
   Net revenues                                      34,091          46,250
                                                -----------     -----------

Expenses:
   Direct salaries and other operating costs         34,900          40,509
   General and administrative expenses                7,888           6,714
   Restructuring credit                                (597)             --
                                                -----------     -----------
                                                     42,191          47,223
                                                -----------     -----------

   Loss from operations                              (8,100)           (973)
                                                -----------     -----------

Other income (expense):
   Investment income                                    322             403
   Interest expense                                    (395)           (519)
   Other                                                (19)             42
                                                -----------     -----------
                                                        (92)            (74)
                                                -----------     -----------

Loss before income taxes                             (8,192)         (1,047)

Benefit for income taxes                             (2,798)           (377)
                                                -----------     -----------

   Net loss                                     $    (5,394)    $      (670)
                                                ===========     ===========

   Net loss per share                           $      (.56)    $      (.07)
                                                ===========     ===========

Weighted average shares outstanding               9,644,466       9,511,548
                                                ===========     ===========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 SIX MONTHS ENDED JUNE 30,
                                                 -------------------------
                                                   1997            1996
                                                    (Thousands of Dollars)
Gross revenues                                  $   117,257     $   133,772
Direct project costs                                 43,548          40,433
                                                -----------     -----------
   Net revenues                                      73,709          93,339
                                                -----------     -----------

Expenses:
   Direct salaries and other operating costs         69,431          80,282
   General and administrative expenses               13,629          14,049
   Restructuring credit                              (1,668)             --
                                                -----------     -----------
                                                     81,392          94,331
                                                -----------     -----------

   Loss from operations                              (7,683)           (992)
                                                -----------     -----------

Other income (expense):
   Investment income                                    869             903
   Interest expense                                    (825)         (1,044)
   Other                                                 66             113
                                                -----------     -----------
                                                        110             (28)
                                                -----------     -----------

Loss before income taxes                             (7,573)         (1,020)

Benefit for income taxes                             (2,575)           (367)
                                                -----------     -----------

   Net loss                                     $    (4,998)    $      (653)
                                                ===========     ===========

   Net loss per share                           $      (.52)    $      (.07)

                                                ===========     ===========

Weighted average shares outstanding               9,651,794       9,541,188
                                                ===========     ===========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                         1997        1996
                                                                       (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $ (4,998)    $   (653)

  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                         2,754        4,383
   Provision for losses on accounts receivable                             275          124
   Other                                                                   780          408

 Change in assets and liabilities:
   Accounts receivable, trade                                           11,982        3,339
   Unbilled costs and estimated earnings on contracts in process          (803)        (475)

   Other current assets                                                 (1,047)        (749)
   Accounts payable and accrued expenses                                 1,080         (226)
   Billings on contracts in excess of costs and estimated earnings      (2,677)       2,050

   Employee compensation, benefits and payroll taxes                    (3,663)       1,005
   Income taxes                                                         (1,427)         729
   Deferred income taxes                                                  (625)        (392)
   Other current liabilities                                            (2,621)        (992)
   Other assets and liabilities                                          3,392         (910)
                                                                      --------     --------
  Net cash provided by operating activities                              2,402        7,641
                                                                      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investments                                       9,403        5,823
 Payments for purchase of investments                                   (9,940)     (15,402)
 Purchase of property and equipment, net                                (1,296)      (2,249)
 Investments in other assets                                               (71)        (271)
                                                                      --------     --------
  Net cash used for investing activities                                (1,904)     (12,099)
                                                                      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under long-term debt                                (1,353)      (1,132)
 Proceeds from issuance of Series A common stock                           335          527
 Purchase of Series A common treasury stock                                (84)        (706)
                                                                      --------     --------
  Net cash used for financing activities                                (1,102)      (1,311)
                                                                      --------     --------

  Net decrease in cash and cash equivalents                               (604)      (5,769)

Cash and cash equivalents:
  Beginning of period                                                    9,878       12,980
                                                                      --------     --------
  End of period                                                       $  9,274     $  7,211
                                                                      ========     ========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders which is incorporated by reference in its Form 10-K filed with the Securities and Exchange Commission. Results for the three months and six months ended June 30, 1997 are not necessarily indicative of results for the full year 1997.


NOTE 2 - LINE OF CREDIT AGREEMENT

On March 31, 1997 the Company agreed to an amendment to its uncollateralized credit facility which extended the facility through March 27, 1998, reduced the maximum amount of the facility to $25,000,000 and increased the amount available for cash borrowings to $10,000,000. The Company is subject to a 3/8% annual charge on the unused portion of the facility and must maintain covenants including minimum net worth, adjusted leverage ratio, liquidity ratio and minimum cash, cash equivalents and marketable securities. As a result of the net loss incurred in the three months ended June 30, 1997, the Company is out of compliance with its net worth covenant. The Company is discussing waiver of the covenant violation with its banks. At June 30, 1997, the Company had no cash borrowings under the credit facility.


NOTE 3 - RESTRUCTURING CREDIT

During the six months ended June 30, 1997, the Company completed the sale of net assets of its Weston Interactive, Inc. subsidiary and the sale of net assets of its Environmental Metrics Division. The proceeds from these transactions exceeded amounts anticipated in recording the restructuring charge in the three months ended September 30, 1996. The excess is included as restructuring credit in the accompanying consolidated statements of operations for the three months ($597,000) and six months ($1,668,000) ended June 30, 1997.


NOTE 4 - CONSOLIDATED STATEMENTS OF CASH FLOW

Net cash refunds for income taxes were $563,000 and $709,000 in the first six months of 1997 and 1996, respectively. Cash payments for interest were $748,000 and $967,000 in the six months ended June 30, 1997 and 1996, respectively.

No capital lease obligations were incurred in the six months ended June 30, 1997 or 1996.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net loss for the three months ended June 30, 1997 increased to $5,394,000 or $.56 per share, compared to $670,000 or $.07 per share, for the three months ended June 30, 1996. Net loss for the six months ended June 30, 1997 was $4,998,000 or $.52 per share, compared to a net loss of $653,000 or $.07 per share, for the six months ended June 30, 1996.

Gross revenues decreased 16% to $55,777,000 for the three months ended June 30, 1997, and 12% to $117,257,000 for the six months ended June 30, 1997 compared to the 1996 periods. Net revenues decreased 26% to $34,091,000 for the three months ended June 30, 1997, and 21% to $73,709,000 for the six months ended June 30, 1997, compared to the 1996 periods. Non-dedicated-site federal government projects accounted for 72% and 57% of the declines in net revenues in the three months and six months ended June 30, 1997, respectively. Significantly lower revenues from a large federal incineration project, active in the first six months of 1996, contributed to the decrease. Net revenues of the Company's Environmental Metrics Division were $2,600,000 and $3,000,000 lower in the three months and six months ended June 30, 1997, respectively. In addition, the Company recorded revenue writedowns for several construction contract overruns, aggregating $1,900,000 in the three months ended June 30, 1997.

The Company had losses from operations of $8,100,000 and $7,683,000 in the three months and six months ended June 30, 1997, respectively, compared to losses from operations of $973,000 and $992,000 in the three months and six months ended June 30, 1996, respectively. The increased losses in the 1997 periods were principally due to lower net revenues. The 1997 periods include charges of $2,500,000 for reductions in the Company's work force and changes to its Board of Directors and senior management. The six months ended June 30, 1996 included a provision of $775,000 relating to severance benefits for the Company's former Chairman of the Board.

Investment income decreased $81,000, or 20%, to $322,000 in the three months ended June 30, 1997 due primarily to lower average investments. Interest expense declined $124,000, or 24%, and $219,000, or 21% in the three months and six months ended June 30, 1997, due to lower borrowings.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents decreased $604,000 in the first six months of 1997 to $9,274,000 from $9,878,000 at December 31, 1996. Marketable securities increased $474,000 in the first six months of 1997 to $8,090,000 from $7,616,000 at
December 31, 1996.

Operating activities provided cash of $2,402,000 for the first six months of 1997, compared to $7,641,000 in the comparable 1996 period. Net cash investments in property and equipment and other assets were $1,367,000 in the first six months of 1997, compared to $2,520,000 in the comparable 1996 period. The Company used cash of $1,102,000 in financing activities in the first six months of 1997, compared to $1,311,000 in the comparable 1996 period.


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

- Funding appropriation, funding delay and the issuance of work orders on federal projects.

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

                        Exhibit No.     Description

                        10.2            Severance Agreement between
                                        M. Christine Murphy and the Company
                                        dated May  12, 1997

                        10.3            Severance Agreement between Peter J.
                                        Marks and the Company dated May
                                        22, 1997

                        10.4 Modification to December 3, 1996 Severance Agreement between William
                                        J. Marrazzo and the Company effective
                                        May 1, 1997

                        10.5            Stay Bonus Agreement between
                                        William J. Marrazzo and the Company
                                        dated May 1, 1997

                        10.6            Letter Agreement between William J.
                                        Marrazzo and the Company dated May
                                        22, 1997

                        10.7            Consulting Services Agreement
                                        between GlobeQuest International Ltd.
                                        and the Company for the services of
                                        Tom Harvey, dated May 23, 1997

                        10.8 Consulting Services Agreement between Resource Alternatives, Inc. and the Company for the services of Domenic J. Monetta, dated June 1, 1997

                        10.9 Consulting Services Agreement between William Robertson and the Company dated May 23, 1997

                        11              Statements of Computation
                                        of Net Income Per Share

                        27              Financial Data Schedule

                  (b)   Reports on Form 8-K

                        On May 27, 1997 the Company filed a Form 8-K under Item 5, Other Events, which incorporated by reference the Company's News Releases dated May 22 and 23, 1997 concerning the resignation of certain officers of the Company; the anticipation of a net loss in the second quarter; and the election of a new Board of Directors and certain officers.

                        On June 6, 1997 the Company filed a Form 8-K under Item 5, Other Events, which incorporated by reference the Company's News Release dated May 27, 1997 concerning the completion of the sale of the assets of its Environmental Metrics Division to Recra
                        Environmental, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ROY F. WESTON, INC.
                                          (Registrant)




Date: August 13, 1997                           By: /s/ William Robertson
                                                   ----------------------------
                                                William Robertson
                                                President and Chief Executive
                                                Officer
                                                (Duly Authorized Officer)





Date: August 13, 1997                           By: /s/ William G. Mecaughey
                                                   ----------------------------
                                                William G. Mecaughey
                                                Vice President and Acting
                                                Chief Financial Officer
                                                (Chief Accounting Officer)