Form 10-Q
period 1997-09-30
WESTON ROY F INC
filed 1997-11-14
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


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

                        Yes X       No

      As of October 24, 1997, the registrant had outstanding 7,666,895 shares of Series A common stock and 2,105,244 shares of common stock.

      Index                                                               Page



Part I - Financial Information

      Item 1. Financial Statements:

                  Consolidated Balance Sheets -
                  September 30, 1997 and December 31, 1996                 1-2

                  Consolidated Statements of Operations -
                  Three Months Ended  September 30, 1997 and 1996          3

                  Consolidated Statements of Operations -
                  Nine Months Ended September 30, 1997 and 1996            4

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1997 and 1996            5

                  Notes to Consolidated Financial Statements               6-7

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                8-10



Part II - Other Information                                                11
      Item 1. Legal Proceedings
      Item 2. Changes in Securities
      Item 3. Defaults Upon Senior Securities
      Item 4. Submission of Matters to a Vote of Security Holders
      Item 5. Other Information
      Item 6. Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     September 30,     December 31,
                                                                         1997              1996
                                                                     (Unaudited)
                                                                          (Thousands of Dollars)
CURRENT ASSETS
Cash and cash equivalents                                              $  7,653          $  9,878
Marketable securities                                                     6,122             7,616
Accounts receivable, trade, net of allowance for doubtful
 accounts of $1,690 in 1997 and $1,510 in 1996                           61,152            65,480
Unbilled costs and estimated earnings on contracts in process            19,244            18,151
Prepaid and refundable income taxes                                       1,001             2,719
Deferred income taxes                                                     7,575             5,584
Other                                                                     3,085             2,438
                                                                       --------          --------

   Total current assets                                                 105,832           111,866
                                                                       --------          --------

PROPERTY AND EQUIPMENT
Land                                                                        215               215
Buildings and improvements                                               11,528            11,350
Furniture and equipment                                                  42,791            55,763
Leasehold improvements                                                    2,455             8,929
Construction in progress                                                     11                17
                                                                       --------          --------
   Total property and equipment                                          57,000            76,274
Less accumulated depreciation and amortization                           46,563            64,884
                                                                       --------          --------

   Property and equipment, net                                           10,437            11,390
                                                                       --------          --------

OTHER ASSETS
Goodwill, net of accumulated amortization of $580 in
 1997 and $4,014 in 1996                                                  1,893             1,940
Deferred income taxes                                                     1,093             3,168
Other                                                                    12,572            13,108
                                                                       --------          --------

   Total other assets                                                    15,558            18,216
                                                                       --------          --------

     TOTAL ASSETS                                                      $131,827          $141,472
                                                                       ========          ========

See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                September 30,     December 31,
                                                                    1997              1996
                                                                 (Unaudited)
                                                                   (Thousands of Dollars)
CURRENT LIABILITIES
Current maturities of long-term debt                              $  3,325          $  2,159
Accounts payable and accrued expenses                               13,449            11,869
Billings on contracts in process in excess of costs and
 estimated earnings                                                 12,532            12,233
Employee compensation, benefits and payroll taxes                    9,844            13,326
Income taxes payable                                                   112               220
Other                                                               10,736            13,103
                                                                  --------          --------
   Total current liabilities                                        49,998            52,910
                                                                  --------          --------

LONG TERM DEBT                                                      15,876            18,922
                                                                  --------          --------

OTHER LIABILITIES                                                    3,139             3,550
                                                                  --------          --------

CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares
authorized; 3,186,519 shares issued in 1997; 3,192,909
shares issued in 1996                                                  319               319
Series A common stock, $.10 par value, 20,500,000 shares
authorized; 8,459,700 shares issued in 1997; 8,319,352
shares issued in 1996                                                  846               832
Unrealized gain on investments                                         959               541
Additional paid-in capital                                          55,462            55,130
Retained earnings                                                   10,318            14,274
                                                                  --------          --------
                                                                    67,904            71,096
Less treasury stock at cost, 1,081,275 common shares in
1997 and 1996; 792,805 Series A common shares in 1997
and 769,805 Series A common shares in 1996                           5,090             5,006
                                                                  --------          --------

   Total stockholders' equity                                       62,814            66,090
                                                                  --------          --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $131,827          $141,472
                                                                  ========          ========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended September 30,
                                                          1997                  1996
                                                           (Thousands of Dollars)
Gross revenues                                        $    60,463           $    63,482
Direct project costs                                       24,238                21,206
                                                      -----------           -----------
   Net revenues                                            36,225                42,276
                                                      -----------           -----------

Expenses:
   Direct salaries and other operating costs               32,709                40,524
   General and administrative expenses                      5,955                 6,965
   Pension curtailment gain                                (3,899)                   --
   Restructuring charges                                       --                14,421
   Impairment of long-lived assets                             --                 3,146
                                                      -----------           -----------
                                                           34,765                65,056
                                                      -----------           -----------

   Income (loss) from operations                            1,460               (22,780)
                                                      -----------           -----------

Other income (expense):
   Investment income                                          393                   357
   Interest expense                                          (402)                 (444)
   Other                                                      128                   265
                                                      -----------           -----------
                                                              119                   178
                                                      -----------           -----------

Income (loss) before income taxes                           1,579               (22,602)

Provision (benefit) for income taxes                          537                (5,999)
                                                      -----------           -----------

   Net income (loss)                                  $     1,042           $   (16,603)
                                                      ===========           ===========

   Net income (loss) per share                        $       .11           $     (1.73)
                                                      ===========           ===========

Weighted average shares outstanding                     9,787,751             9,620,771
                                                      ===========           ===========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Nine Months Ended September 30,
                                                          1997                 1996
                                                            (Thousands of Dollars)
Gross revenues                                        $   177,720           $   197,254
Direct project costs                                       67,786                61,639
                                                      -----------           -----------
   Net revenues                                           109,934               135,615
                                                      -----------           -----------

Expenses:
   Direct salaries and other operating costs              102,140               120,806
   General and administrative expenses                     19,584                21,014
   Pension curtailment gain                                (3,899)                   --
   Restructuring charges (credit)                          (1,668)               14,421
   Impairment of long-lived assets                             --                 3,146
                                                      -----------           -----------
                                                          116,157               159,387
                                                      -----------           -----------

   Loss from operations                                    (6,223)              (23,772)
                                                      -----------           -----------

Other income (expense):
   Investment income                                        1,262                 1,260
   Interest expense                                        (1,227)               (1,488)
   Other                                                      194                   378
                                                      -----------           -----------
                                                              229                   150
                                                      -----------           -----------

Loss before income taxes                                   (5,994)              (23,622)

Benefit for income taxes                                   (2,038)               (6,366)
                                                      -----------           -----------

   Net loss                                           $    (3,956)          $   (17,256)
                                                      ===========           ===========

   Net loss per share                                 $      (.41)          $     (1.80)
                                                      ===========           ===========

Weighted average shares outstanding                     9,697,554             9,567,918
                                                      ===========           ===========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                 1997                1996
                                                                                 ----                ----
                                                                                  (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $ (3,956)          $(17,256)

  Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                  4,081              6,435
   Provision for losses on accounts receivable                                      358                160
   Pension curtailment gain                                                      (3,899)                --
   Restructuring charges                                                             --             14,421
   Impairment of long-lived assets                                                   --              3,146
   Other                                                                            389                511

 Change in assets and liabilities:
   Accounts receivable, trade                                                     3,970             14,150
   Unbilled costs and estimated earnings on contracts in process                 (1,093)            (1,097)
   Other current assets                                                            (502)               203
   Accounts payable and accrued expenses                                          1,580                407
   Billings on contracts in excess of costs and estimated earnings                  299             (1,125)
   Employee compensation, benefits and payroll taxes                             (3,482)             2,697
   Income taxes                                                                   1,610               (698)
   Deferred income taxes                                                           (132)            (4,989)
   Other current liabilities                                                     (2,732)              (712)
   Other assets and liabilities                                                   3,373               (751)
                                                                               --------           --------
      Net cash provided by (used for) operating activities                         (136)            15,502
                                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investments                                               12,470             13,162
 Payments for purchase of investments                                           (10,778)           (20,930)
 Purchase of property and equipment, net                                         (2,075)            (2,899)
 Investments in other assets                                                        (77)              (367)
                                                                               --------           --------
      Net cash used for investing activities                                       (460)           (11,034)
                                                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under long-term debt                                         (1,880)            (5,475)
 Proceeds from issuance of Series A common stock                                    335                539
 Purchase of Series A common treasury stock                                         (84)              (803)
                                                                               --------           --------
      Net cash used for financing activities                                     (1,629)            (5,739)
                                                                               --------           --------

      Net decrease in cash and cash equivalents                                  (2,225)            (1,271)

Cash and cash equivalents:
  Beginning of period                                                             9,878             12,980
                                                                               ========           ========
  End of period                                                                $  7,653           $ 11,709
                                                                               ========           ========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders which is incorporated by reference in its Form 10-K filed with the Securities and Exchange Commission. Results for the three months and nine months ended September 30, 1997 are not necessarily indicative of results for the full year 1997.


NOTE 2 - LINE OF CREDIT AGREEMENT

On March 31, 1997 the Company agreed to an amendment to its uncollateralized credit facility which extended the facility, reduced the maximum amount of the facility to $25,000,000 and increased the amount available for cash borrowings to $10,000,000. The Company is subject to a 3/8% annual charge on the unused portion of the facility and must maintain covenants including minimum net worth, adjusted leverage ratio, liquidity ratio and minimum cash, cash equivalents and marketable securities. As a result of the net loss incurred in the nine months ended September 30, 1997, the Company was out of compliance with its net worth covenant.

On November 13, 1997 the Company agreed to an additional amendment to the facility, which reduces the maximum amount of the facility to $8,857,000 and decreases the amount available for cash borrowings to $3,000,000. The Company obtained a waiver of the covenant violation and the banks have agreed to suspend the minimum net worth and minimum cash, cash equivalents and marketable securities covenants. The amendment, which expires on January 15, 1998, requires the Company to collateralize its outstanding letters of credit with cash and to collateralize any cash borrowings by a pledge of substantially all of its accounts receivable. At November 13, 1997, the Company had $5,857,000 of letters of credit and no cash borrowings under the credit facility.


NOTE 3 - RESTRUCTURING CREDIT

During the nine months ended September 30, 1997, the Company completed the sale of net assets of its Weston Interactive, Inc. subsidiary and the sale of net assets of its Environmental Metrics Division. The proceeds from these transactions exceeded amounts anticipated in recording the restructuring charge in the three months ended September 30, 1996. The excess is included as restructuring credit in the accompanying consolidated statements of operations for the nine months ended September 30, 1997.

NOTE 4 - EMPLOYEE BENEFIT PLANS

The Company has elected to freeze benefits under its defined benefit pension plan as of July 1, 1997, resulting in the recognition of a curtailment gain of $3,899,000 in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Also, effective July 1, 1997, the Company increased its contribution to its defined contribution plan. This additional contribution is made for all eligible employees and is not dependent on an employee contribution.


NOTE 5 - CONSOLIDATED STATEMENTS OF CASH FLOW

Net cash refunds for income taxes were $3,562,000 and $663,000 in the first nine months of 1997 and 1996, respectively. Cash payments for interest were $802,000 and $1,123,000 in the nine months ended September 30, 1997 and 1996, respectively.

No capital lease obligations were incurred in the nine months ended September 30, 1997. Capital lease obligations aggregating $312,000 were incurred in the nine months ended September 30, 1996.


NOTE 6 - NEW ACCOUNTING STANDARD - EARNINGS PER SHARE

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1997 was $1,042,000 or $.11 per share, compared to a net loss of $16,603,000 or $1.73 per share, for the three months ended September 30, 1996. Net loss for the nine months ended September 30, 1997 was $3,956,000 or $.41 per share, compared to a net loss of $17,256,000 or $1.80 per share, for the nine months ended September 30, 1996.

Gross revenues decreased 5% to $60,463,000 for the three months ended September 30, 1997, and 10% to $177,720,000 for the nine months ended September 30, 1997 compared to the 1996 periods. Net revenues decreased 14% to $36,225,000 for the three months ended September 30, 1997, and 19% to $109,934,000 for the nine months ended September 30, 1997, compared to the 1996 periods. Non-dedicated-site federal government projects accounted for 69% and 60% of the declines in net revenues in the three months and nine months ended September 30, 1997, respectively. Significantly lower revenues from a large federal incineration project, active in the first nine months of 1996, contributed to the decrease. Net revenues of the Company's Environmental Metrics Division, which was sold on May 23, 1997, were $5,200,000 and $8,300,000 lower in the three months and nine months ended September 30, 1997, respectively. In addition, the Company recorded revenue writedowns for several construction contract overruns, aggregating $1,900,000 in the second quarter of 1997.

The Company had income from operations of $1,460,000 for the three months ended September 30, 1997 compared to a loss from operations of $22,780,000 for the three months ended September 30, 1996. Losses from operations were $6,223,000 and $23,772,000 in the nine months ended September 30, 1997 and 1996, respectively. The three months and nine months ended September 30, 1997 include a gain of $3,899,000 from curtailment of the Company's defined benefit pension plan. The three months and nine months ended September 30, 1996 included restructuring charges of $14,421,000 consisting principally of asset writedowns and other expenses associated with a plan to withdraw from the analytical laboratory business, costs to close or reduce the size of certain office facilities and severance costs associated with reducing the Company's work force. In the nine months ended September 30, 1997, $1,668,000 of these restructuring charges were recovered upon completion of the underlying transactions. Also, the three months ended September 30, 1996 included a charge of $3,146,000 to recognize the impairment in value of transportable thermal treatment systems and a minority interest investment in a bioremediation company. The nine months ended September 30, 1997 include charges of $2,500,000 for reductions in the Company's work force and changes to its Board of Directors and senior management.

Interest expense declined $42,000, or 9%, and $261,000, or 18% in the three months and nine months ended September 30, 1997, due to lower borrowings.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents decreased $2,225,000 in the first nine months of 1997 to $7,653,000 from $9,878,000 at December 31, 1996. Marketable securities decreased $1,494,000 in the first nine months of 1997 to $6,122,000 from $7,616,000 at December 31, 1996.

Operating activities used cash of $136,000 for the first nine months of 1997, while providing $15,502,000 of cash in the comparable 1996 period. Operating cash generated by changes in accounts receivable and net work in process was $3,176,000 in the first nine months of 1997 compared to $11,928,000 in the comparable 1996 period. In addition, the first nine months of 1997 includes a noncash pension curtailment gain of $3,899,000 while the 1996 period includes noncash restructuring and impairment charges aggregating $17,567,000. Net cash investments in property and equipment and other assets were $2,152,000 in the first nine months of 1997, compared to $3,266,000 in the comparable 1996 period. The Company used cash of $1,629,000 in financing activities in the first nine months of 1997, compared to $5,739,000 in the comparable 1996 period.

FORWARD LOOKING STATEMENTS

From time to time, the Company, its management or other company representatives may make or publish statements which contain projections, beliefs, expectations, predictions or intentions relating to anticipated financial performance, business prospects, potential contract value, business strategy and plans, technological developments and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a number of risk factors and uncertainties could cause the Company's actual results, experience or outcome to differ materially from projections, beliefs, expectations, predictions or intentions expressed in forward looking statements.

These risks and uncertainties, which may affect the operations, performance, development and results of the Company's business, include, but are not limited to, the following:

-     The highly competitive marketplace for the Company's services.

- Changes in and levels of enforcement of federal, state and local environmental legislation and regulations.

- The Company's ability to obtain new contracts from existing as well as new clients; and the uncertain timing of awards and contracts.

- The Company's ability to execute new projects and those currently in backlog within reasonable cost estimates; as well as other contract performance risks.

- Funding appropriation, funding delay and the issuance of work orders on government projects.

- The Company's ability to achieve any planned overhead or other cost reductions while maintaining adequate workflow.

- The nature of the Company's work with hazardous materials, toxic wastes and other pollutants, and the potential for uninsured claims or claims in excess of insurance limits.

The Company disclaims any intent or obligation to update forward looking statements.

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

                        Exhibit No.             Description

                        10.10 Employment Agreement between William L. Robertson and the
                                                Company dated as of July 14,
                                                1997.

                        10.11                   Continuing Services/Retirement
                                                Agreement between Roy F. Weston
                                                and the Company dated July 19,
                                                1997.

                        11                      Statements of Computation
                                                of Net Income Per Share

                        27                      Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the three months ended September 30, 1997.