Form 10-K405
period 1997-12-31
WESTON ROY F INC
filed 1998-03-31
CIK 106473

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _________________TO_________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Series A Common Stock reported in the NASDAQ National Market System on March 20, 1998, was approximately $23,665,000. Solely for the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock were considered affiliates. As of March 20, 1998, the Registrant had outstanding 7,791,842 shares of Series A Common Stock ($.10 par value) and 2,089,019 shares of Common Stock ($.10 par value).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1997 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders expected to be held on May 18, 1998, are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

                                     PART I


       ITEM 1.  BUSINESS                                               3

       ITEM 2.  PROPERTIES                                            11

       ITEM 3.  LEGAL PROCEEDINGS                                     11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   11


                                    PART II

       ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                           12

       ITEM 6.  SELECTED FINANCIAL DATA                               12

       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                   12

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                           12

       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           12

       ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE                   12

                                    PART III

       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS                      13

       ITEM 11. EXECUTIVE COMPENSATION                                13

       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT                                        13

       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        13

                                    PART IV

       ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K                                           14

FORWARD LOOKING STATEMENTS

     From time to time, the Company, its management, or other company representatives may make or publish statements which contain projections, beliefs, expectations, predictions or intentions relating to anticipated financial performance, business prospects, potential contract value, business strategy and plans, technological developments, and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a number of risk factors and uncertainties could cause the Company's actual results, experience or outcome to differ materially from projections, beliefs, expectations, predictions or intentions expressed in forward looking statements, including such statements included or incorporated by reference in this report.

     These risks and uncertainties, which may affect the operations, performance, development and results of the Company's business, include, but are not limited to, the following:



o    The highly competitive marketplace for the Company's services.

o Changes in and levels of enforcement of federal, state, and local environmental legislation and regulations.

o The Company's ability to obtain new contracts from existing as well as new clients, and the uncertain timing of awards and contracts.

o The Company's ability to execute new projects and those currently in backlog within reasonable cost estimates, as well as other contract performance risks.

o Funding appropriation, funding delay, and the issuance of work orders on government projects.

o The Company's ability to achieve any planned overhead or other cost reductions while maintaining adequate work flow.

o The Company's ability to obtain adequate financing for its current operations and future expansion.

o The Company's ability to execute its strategic plan through succesful marketing activities and continued cost containment.

o The nature of the Company's work with hazardous materials, toxic wastes, and other pollutants, and the potential for uninsured claims or claims in excess of insurance limits.

         The Company disclaims any intent or obligation to update forward looking statements.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     Roy F. Weston, Inc. (the Company) is a professional services organization that provides a broad range of consulting, engineering and design, environmental construction, and facilities, program and business management services to solve problems associated with air, water and land pollution; hazardous material and toxic waste treatment and disposal; workplace hazards; product use; and energy conservation. These services are made available to governmental and industrial clients through the Company's staff of professional and support personnel in offices worldwide. The Company assists its clients from the initial identification and definition of a problem, through the planning, evaluation and design stages, to the implementation of cost-effective, technologically feasible, and politically acceptable solutions. The Company's services include development of cost-effective technologies and solutions to environmental problems; selection of sites, obtaining of governmental permits, and the preparation of specifications and designs for constructing remedial systems and facilities; and construction, startup and operation of facilities.

     Since its incorporation in 1957, the Company has been a pioneer in providing solutions to environmental, health and safety problems. As environmental concerns have grown in complexity and become the subject of heightened public awareness and extensive governmental regulation, the Company's strategy has been to build an organization with a high level of sophisticated professional skills and a broad range of scientific, technological and management resources. The Company uses a total systems approach that involves studying its clients' needs and providing cost-effective, customized solutions that address those needs.

     During 1997, the Company reevaluated its business strategies and areas of emphasis. The following discussion reflects the results of this reevaluation.

                                    SERVICES

     The Company is pursuing infrastructure redevelopment as its primary market focus. Infrastructure involves physical resources - structures, facilities, plants and equipment, as well as land and other natural resources that are vital to the economic life of society. Redevelopment entails undoing the adverse consequences of past development activities and restoring damaged resources to productive uses. Infrastructure redevelopment helps clients decide whether and how to make positive change in the character or condition of something they own.

     Infrastructure redevelopment is being pursued by the Company for a number of reasons. Demand for regulatory-driven environmental services, which are still a major source of business for the Company, has been declining by 4-5% annually. While the Company intends to maintain such services, it sees its long term opportunities in infrastructure redevelopment services where the market has been growing at an average rate of nearly 10% annually.

     The Company provides its services by combining its professional skills and technological resources in an integrated systems approach, which uses technical information and program management capabilities as well as cost control systems. The Company's services include consulting; construction, remediation and redevelopment; and knowledge systems and solutions.

CONSULTING

     The Company's consulting services involve the identification and characterization of a client's problems; the evaluation of alternative solutions; and the selection, design and development of a technologically feasible, cost-effective, and politically acceptable solution. The Company's trained professionals who provide these services are drawn from many different scientific and technological disciplines to assess the long-term effects and the risks associated with the environmental impact of clients' activities and products. In performing feasibility studies and environmental impact and risk assessments, the Company's professionals examine the relative effectiveness of various technological approaches for achieving permanent solutions and ensuring that additional environmental concerns are not created in the course of solving the primary problem.

     The Company applies its skills to all phases of environmental matters and other problems, including those relating to infrastructure redevelopment, major program management, compliance and air quality management services.

     INFRASTRUCTURE REDEVELOPMENT SERVICES. Infrastructure redevelopment consulting comprises a broad range of managerial and technical consulting services that allow federal, municipal and industrial clients to revitalize systems and facilities to profitable and sustainable use. Infrastructure, including water/wastewater systems, commercial and industrial real estate, waterways and transportation systems, are expected to require continually increasing redevelopment to maintain economic growth, private investment and commerce. In addition, the Company provides the ability for clients to outsource the operation and maintenance of water and wastewater facilities that are not part of the client's core business.

     MAJOR PROGRAM MANAGEMENT. Major program management involves all phases of large-scale environmental, health and safety problems of industry and government. The Company has the resources and technical abilities to accept overall responsibility for siting, evaluating, designing, implementing, and managing environmental programs, and to apply its diversified services, as appropriate, in an integrated systems approach. The Company provides the management systems and the direct involvement of its most senior management to deal with the complexities of the underlying environmental problems, as well as the commitment of large numbers of personnel at geographically dispersed sites for extended time frames. The Company typically bids for contracts as the prime contractor and forms subcontractor teams in those instances where subcontractors provide expertise and staffing that substantially enhance the Company's ability to obtain and perform contracts. Subcontractors may, from time to time, include certain competitors of the Company. Although the Company believes that major program management will be increasingly used by industry as environmental issues become more challenging, the primary market for major program management services is the federal government.

     COMPLIANCE SERVICES. Compliance services include identification and interpretation of regulations, technical assessment of environmental issues, technology identification and evaluation, implementation planning/management, emergency response and control, and long-term monitoring and maintenance of compliance. Much of the compliance consulting market, driven primarily by regulatory issues, faces increasing price-sensitivity and slow growth.

     AIR QUALITY MANAGEMENT SERVICES. The Company's air quality management services include air quality management consulting (permitting, dispersion modeling, and management consulting); ambient monitoring (meteorological, air quality, and air toxics monitoring); and emission testing (continuous emission monitoring, compliance testing performance guarantee testing, and air pollution control design testing).


CONSTRUCTION, REMEDIATION AND REDEVELOPMENT

     As part of the Company's strategy of providing complete solutions to its clients' problems, the Company provides construction redevelopment services to implement the solutions designed by its consulting group or designed by others. The Company also provides infrastructure redevelopment construction, remediation construction, impaired properties redevelopment, and high hazard management and remediation.

     INFRASTRUCTURE REDEVELOPMENT CONSTRUCTION. In infrastructure redevelopment construction, the Company is primarily focused on two areas, which the Company believes are likely to experience strong growth in the near future: alternative delivery systems for water/wastewater and dredged materials management. The emerging nature of these markets and the prospective design-build-own-operate structure could yield significant high margin opportunities for the Company.

     REMEDIATION CONSTRUCTION. Remediation construction services include site investigation, engineering, design, construction, cleanup, and operations and maintenance.

     IMPAIRED PROPERTIES REDEVELOPMENT. Impaired properties redevelopment is at present a relatively small market, but a very attractive one. The Company believes it can establish a leadership position in this emerging market where there is no current entrenched leader. The Company expects to focus on projects where net liabilities can be shifted to net assets through innovative regulatory and remediation approaches.

     HIGH HAZARD MANAGEMENT AND REMEDIATION. High-hazard remediation and management services include cleanup of unexploded ordnance (UXO), humanitarian demining, nuclear decontamination and decommissioning (D&D), chemical demilitarization, and radioactive waste remediation. The Company's experience and relationships position it to capitalize on the growing funding devoted to solving these most difficult environmental problems.

KNOWLEDGE SYSTEMS AND SOLUTIONS

     Knowledge Systems and Solutions services include decision support systems
(DSS), such as Geographic Information Systems (GIS), Facilities Management Systems (FM), and Workflow Automation to assist clients with managing geographically distributed assets (e.g., water utilities, gas transmission companies, etc.) The Company's strategic management consulting helps clients manage health, safety, environmental quality, and resource sustainability issues for increased efficiency and cost effectiveness, as well as evaluate and implement development and redevelopment options. On-line products and services, such as Internet-based virtual communities, intranet- or extranet-based virtual private networks, and other sophisticated on-line products and services help clients more effectively collaborate, access information, and transact business over electronic networks.

                            CUSTOMERS AND MARKETING

     The Company's marketing strategy emphasizes its ability to offer a broad range of specialized services designed to meet the needs of its clients in a timely and cost-efficient manner. The Company has the capability to undertake not only small tasks requiring a few professionals, but also management, staffing, design and implementation of major projects that may last for several years and involve many employees in several geographic locations.

     The Company's marketing efforts are directed from offices nationwide to three client sectors: private industry; public works and local government; and the federal government. The Company's senior professionals are responsible for directing the execution of projects, monitoring quality assurance, and integrating the delivery of the Company's services. They also develop and maintain long-term working relationships with clients' management. The Company participates in industrial trade shows and technical conferences concerning environmental and health and safety issues, and sponsors related technical seminars.

FEDERAL

     In the federal sector, the Company performs contracts for the U.S. Department of Defense (DOD), the U.S. Environmental Protection Agency (EPA) and the U.S. Department of Energy (DOE), as well as for other federal agencies. The Company develops comprehensive waste management and remediation programs at many priority sites throughout the country.


     The Company derived 57%, 55% and 54% of its consolidated gross revenues from the federal government for the years ended December 31, 1995, 1996 and 1997, respectively. Gross revenue percentages from the DOD, EPA and DOE for each of the fiscal years are as follows:

                   PERCENTAGES OF CONSOLIDATED GROSS REVENUES
                        FOR THE YEARS ENDED DECEMBER 31




                                   1995  1996  1997
                                   ----  ----  ----
                            DOD     24%   21%   21%
                            EPA     19%   18%   20%
                            DOE     11%   13%   11%
                            OTHER    3%    3%    2%
                                   ----  ----  ----
                                    57%   55%   54%


     The Company is a major provider of services to the federal government and thus is subject to audit with respect to costs and fees charged to the federal government. Revenues associated with federal overhead rates under government cost reimbursable contracts are adjusted when variances are determined on at least an annual basis. Provisions for losses on contracts are recorded when they are identified. As a result of its government contracting business, the Company is, has been, and may in the future be subject to audits and investigations by government agencies. In addition to potential damage to the Company's business reputation, the failure by the Company to comply with the terms of any of its government contracts could also result in fines, or penalties or in the Company's suspension or debarment from future government contracts for a significant period of time. Such fines and penalties, or the Company's suspension or debarment could have a material adverse effect on the Company's business, particularly in light of the importance to the Company of its work for various government agencies.

INDUSTRY

     The Company provides a full range of services for industrial clients. Service to industrial clients provided 30% of the Company's gross revenues in both 1996 and 1997. In addition to complying with regulatory requirements, companies are recognizing that the environmental impact must be considered from the inception of a product, throughout its use and final disposal. Corporate clients, which range from small business concerns to Fortune 100 companies, are offered a wide range of consulting, construction, remediation and redevelopment; and knowledge systems and solutions services. Market segments served include manufacturing; chemicals and allied products, petroleum, forest products, and utilities.

PUBLIC WORKS AND LOCAL GOVERNMENT

     The Company provides consulting and construction redevelopment services to many state and local governments and agencies. Services to public works and local government clients provided 15% and 16% of the Company's gross revenues in 1996 and 1997, respectively. A growing number of cities, regional authorities, and state governments are instituting long-range programs to update essential facilities. Because these projects require comprehensive planning and engineering, they are expected to continue to be an important component of the Company's business. Typical projects include the design of water supply and wastewater systems; solid waste management; asbestos management; computer-based geographic mapping, and landfill design.

                                  COMPETITION


     The Company's markets are very competitive and require highly skilled, experienced technical and management personnel, and sophisticated technological equipment requiring substantial capital investment. Competition is based on, among other things, reputation, quality of service, price, expertise and local presence. In each of its specific service areas, the Company competes with many firms that are both larger and smaller than the Company, although no firm currently dominates any significant portion of those service areas. Many of these competitors have greater financial resources than the Company.

                             PATENTS AND TECHNOLOGY


     The Company owns six patents on certain remediation technologies and has filed additional patent applications. The Company also claims copyright and trade secret protection on certain of its computer software, publications and technologies. The Company does not believe that such patents and copyrights are a material factor in its business.

                                    BACKLOG

     The Company's net contract backlog (excluding estimated project expenses that are directly passed through to customers) was $65.3 million at December 31, 1997. Additionally, the Company derives revenues from open order contracts and from activities related to emergency response. As work assignments are approved and funded, the Company includes these amounts in the net contract backlog. As is customary in the industry, contracts are subject to cancellation by the customer, changes in scope of work, and delays in project startup, therefore all amounts reflected in backlog
may not be realized as revenue.   The Company anticipates that the majority of
its backlog will be realized in the current fiscal year.

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

     The Company has been able to insure against most liabilities it incurs in connection with the conduct of its business. The Company has obtained coverage with commercial carriers to insure against pollution liability claims. Although this insurance covers many of the Company's environmental exposures, there are instances where project-specific pollution insurance policies are necessary. The Company will continue to evaluate exposures associated with each project to determine if additional coverage is necessary. The Company continues to be partially self-insured through its subsidiary, Cardinal Indemnity Company of North America (Cardinal), a wholly-owned insurance company. Cardinal provides professional liability and pollution coverage for deductible amounts under the Company's commercial insurance coverage.

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

     The Company sometimes contracts with DOE to perform remedial work at various DOE facilities within the United States. On occasion, these contracts may involve the handling or other disposition of radioactive materials. In these contracts, DOE typically provides the Company with protection from potential third party claims arising out of "nuclear incidents," by including an indemnification clause authorized under the Price Anderson Act of 1988. The indemnity provides over $9 billion in "nuclear hazards" coverage. Congress is currently considering an extension of the Price Anderson Act, which will expire on August 1, 2002.

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

                                   PERSONNEL

     As of December 31, 1997, the Company had approximately 1,600 employees, many of whom had advanced degrees in a variety of technical disciplines. Of these, 34 employees held doctorates, 284 held master's degrees, 103 were registered professional engineers, and 17 were diplomates of the American Academy of Environmental Engineers. The Company's ability to remain competitive depends on its ability to attract and retain qualified personnel.

                                  REGULATIONS

     Demand for the Company's services is affected by laws and regulations, the reauthorization, modification or elimination of which could significantly affect the Company's business. The reauthorization of several major federal environmental laws that have a significant impact on the work of the Company remains on the agenda of Congress. These include statutes that:

o Protect the chemical, physical and biological integrity of water in the United States (the Clean Water Act of 1977 and associated laws);

o Regulate the handling of hazardous waste and mandate state oversight of solid waste (the Resource Conservation and Recovery Act of 1976); and,

o Regulate the identification, remediation and accountability for hazardous waste sites (the Superfund Amendments and Reauthorization Act of 1986).

     In addition, administrative regulations mandated by the 1990 amendments to the Clean Air Act are likely to play a significant role in the Company's services to its industrial clients in the areas of emission and ambient air monitoring, air quality modeling and permitting, and assistance with compliance certification.

     The principal federal laws that affect the Company's business are:

     THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980 (CERCLA OR SUPERFUND) AND SUPERFUND AMENDMENTS AND REAUTHORIZATION ACT
(SARA) OF 1986: CERCLA addresses past waste disposal practices by providing means for identifying and remediating hazardous waste sites. The law authorizes EPA to compel responsible parties to remediate abandoned sites. Where initial enforcement actions would result in lengthy delays or where responsible parties cannot readily be identified, CERCLA authorizes funds for cleanups. Congress enacted SARA in 1986 to amend CERCLA and reauthorize Superfund. SARA strengthens EPA's authority to conduct short- and long-term enforcement and expands state involvement in the cleanup process. SARA also expands EPA's commitment to research and development, training, health assessments, and public participation. Sites considered to be most in need of remediation are ranked on EPA's National Priorities List (NPL). By March 1998, some 1,259 federal and nonfederal sites were listed or proposed for the NPL, and some 10,700 other hazardous waste sites remained on the CERCLA inventory of potential trouble spots.

     THE CLEAN WATER ACT (CWA): Amended in February 1987, the CWA authorized federal revolving loan funds through 1996 for construction grants and startup money to build wastewater treatment plants. Additional funds were appropriated for fiscal years 1997 and 1998. The Company believes that the CWA is accelerating the market for the municipal wastewater treatment plant design and construction services provided by the Company. Controls imposed by the CWA on toxic effluents also are stimulating industrial expenditures.

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

     The Company is pursuing business opportunities related to the restoration and development of environmentally impaired properties, sometimes referred to as "Brownfields." To the extent it does so as an investor or lender, it and other companies in this arena may be affected by the "Asset Conservation, Lender Liability and Deposit Insurance Protection Act of 1996." This federal law, and similar state laws, may limit to some degree the Company's potential liability under CERCLA, and RCRA (and State counterparts) as related to its brownfields work, should it ultimately need to take title to or obtain an ownership interest in the property in connection with efforts to recover on its loan or investment.

     The Company believes that in addition to services required by CERCLA, RCRA, CWA and CAA, other federal laws affect demand for the Company's services in the private and public sectors. These include the Safe Drinking Water Act, the National Environmental Policy Act, the Nuclear Waste Policy Act, the Toxic Substances Control Act, the Occupational Safety and Health Act, the Intermodal Surface Transportation and Efficiency Act, the Federal Facilities Compliance Act, and the Energy Policy Act.

ITEM 2. PROPERTIES

     The Company's principal offices are located on a 53-acre tract in West Whiteland Township, Chester County, Pennsylvania, in the suburbs of Philadelphia, and include five major buildings providing a total of approximately 150,000 square feet of space.

     The Company also leases an aggregate of approximately 480,000 square feet of office space in offices located in 24 states and the District of Columbia. Aggregate lease payments in 1997 were $15.1 million, of which $6.9 million were subject to direct reimbursement from projects. Approximately 84,000 square feet of such space has been subleased to third parties. These leases for office facilities are generally for 5 years or less.


ITEM 3. LEGAL PROCEEDINGS

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS


     Information with respect to this item is incorporated by reference herein from the information in the Company's 1997 Annual Report to Shareholders in
Note 7 to the Consolidated Financial Statements on page 33 and under the heading "Company Stock" on page 51.


ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to this item is incorporated by reference herein from the information in the Company's 1997 Annual Report to Shareholders on pages 18 and 19.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Information with respect to this item is incorporated by reference herein from the information in the Company's 1997 Annual Report to Shareholders on pages 12 to 17.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     (a) Information with respect to this item is incorporated by reference herein from the information in the Company's 1997 Annual Report to Shareholders on pages 18 to 47.

     (b) Selected Quarterly Financial Data (Unaudited) are set forth in Note 16 to the Consolidated Financial Statements contained in the Company's 1997 Annual Report to Shareholders on pages 46 and 47 and are incorporated by reference herein.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS


     Information with respect to this item is set forth in the Company's definitive Proxy Statement, (the "Proxy Statement") to be filed with the Securities and Exchange Commission, for the Annual Meeting of Shareholders expected to be held on May 18, 1998, under the headings "Election of Directors", "Executive Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item is set forth in the Proxy Statement under the heading "Executive Management" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to the ownership of securities of the Company by certain persons is set forth in the Proxy Statement under the heading "Principal Shareholders" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to transactions with management and others is set forth in the Proxy Statement under the headings "Executive Management - Compensation Committee Interlocks and Insider Participation" and "Executive Management - Other Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

1.  Consolidated Financial Statements:

    The information appearing in the Company's 1997 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

2.  Financial Statement Schedule:


    o    Report of Independent Accountants
    o    Schedule II - Valuation and Qualifying Accounts


    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    With the exception of the consolidated financial statements and the independent accountants' report thereon listed in the above index, the information referred to in Items 5, 6, and 7, and the supplementary quarterly financial information referred to in Item 8, all of which are included in the 1997 Annual Report to Shareholders of Roy F. Weston, Inc. and incorporated by reference into this Annual Report on Form 10-K, the 1997 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

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

     EXHIBIT NO. DESCRIPTION


4.2 Trusteeship Transfer Agreement between PNC Bank, N. A., First Trust of New York, N.A. and the Company dated March 1, 1996, relating to the 7% Convertible Subordinated Debentures due April 15, 2002. Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.1 Form of the Company's Retirement Supplement to Split Dollar Life Insurance Agreement. Incorporated by reference to Exhibit 10(c) to the Company's Registration Statement on Form S-1 (Registration No. 33-5914) (No. 33-5914).

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

10.4 Restricted Stock Agreement dated April 10, 1992, between the Company and William J. Marrazzo. Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

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

10.7 Second Amendment to Credit Agreement dated November 7, 1996. Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.8 Third Amendment to Credit Agreement dated March 18, 1997. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.9 Fourth Amendment and Joinder to Credit Agreement dated March 31, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.10    Fifth Amendment to Credit Agreement dated as of November 13, 1997.

10.11    The Company's Retirement Income Restoration Plan, as amended.

10.12 Severance Agreement between William J. Marrazzo and the Company effective December 3, 1996. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.13    Modification to December 3, 1996 Severance Agreement between William
         J. Marrazzo and the Company effective May 1, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

10.14 Stay Bonus Agreement between William J. Marrazzo and the Company dated May 1, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.15 Letter Agreement between William J. Marrazzo and the Company dated May 22, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.16 Severance Agreement between Peter J. Marks and the Company dated May 22, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.17 Severance Agreement between M. Christine Murphy and the Company dated May 12, 1997.

10.18 Consulting Services Agreement between William L. Robertson and the Company dated May 23, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.19 Employment Agreement between William L. Robertson and the Company dated as of July 14, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.20 Elective Deferred Compensation Agreement between William L. Robertson and the Company dated December 23, 1997.

10.21 Continuing Services/Retirement Agreement between Roy F. Weston and the Company dated July 19, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.22 Consulting Services Agreement between Globequest International Ltd. and the Company for the services of Tom Harvey, dated May 23, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.23 Consulting Services Agreement between Resource Alternatives, Inc. and the Company for the services of Dominic J. Monetta, dated June 1, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.24 Travel Management Services Agreement between International Corporate Travel Services, Inc. and the Company dated March 15, 1996.

10.25 Consulting Services Agreement between The Coventry Group, L.L.P. and the Company dated May 2, 1997.

10.26 Consulting Services Agreement between the Coventry Group, L.L.P. and the Company dated June 12, 1997.

10.27 Consulting/Marketing Services Agreement between Armitage Associates L.C. and the Company dated September 1, 1997.

10.28 Consulting Services Agreement between IPAC, Inc. and the Company dated September 1, 1997.

10.29 Stock Pooling Agreement among the Company and certain holders of the Company's Common Stock effective January 2, 1998.

11       Computation of Basic and Diluted Earnings (Loss) per Share.

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

13     The Company's 1997 Annual Report to Shareholders.

21     Subsidiaries of the Company.

23     Consent of Independent Accountants.

27     Financial Data Schedule.



     (b) Reports on Form 8-K. On November 10, 1997 the Company filed a Form 8-K under Item 5, Other Events, which incorporated by reference the Company's News Release dated November 10, 1997 concerning the election of two new Directors, reductions in employee workforce and plan to improve profitability.

Note:    Any of the exhibits listed in the foregoing index not included with this Annual Report on Form 10-K may be obtained without charge by writing to Arnold P. Borish, Esq., Corporate Secretary, Roy F. Weston, Inc., 1 Weston Way, West Chester, Pennsylvania 19380-1499.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Roy F. Weston, Inc.

     Our report on the consolidated financial statements of Roy F. Weston, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from pages 18-19 of the 1997 Annual Report to Shareholders of Roy F. Weston, Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 5, 1998

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

YEAR ENDED
   DECEMBER 31, 1997:
   Allowance for
   Doubtful Accounts   $1,510      $511        $--         $271           $1,750

YEAR ENDED
   DECEMBER 31, 1996:
   Allowance for
   Doubtful Accounts   $1,800      $291        $--         $581           $1,510

YEAR ENDED
   DECEMBER 31, 1995:
   Allowance for
   Doubtful Accounts   $1,699      $201        $--         $100           $1,800

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, ROY F. WESTON, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                     ROY F. WESTON, INC.


                                     By:  THOMAS HARVEY
                                     Thomas Harvey
                                     Chairman of the Board


                                     Date: March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


         NAME                                TITLE                     DATE

     THOMAS HARVEY                    Chairman of the Board       March 27, 1998
____________________________________
     Thomas Harvey

   WILLIAM L. ROBERTSON               President and Chief         March 27, 1998
____________________________________  Executive Officer
   William L. Robertson               (Principal Executive
                                      Officer)

   PATRICK G. MCCANN                  Executive Vice President    March 27, 1998
____________________________________  and Chief Operating
   Patrick G. McCann                  Officer (Principal
                                      Operating Officer)

   WILLIAM G. MECAUGHEY               Vice President and          March 27, 1998
____________________________________  Chief Financial Officer
   William G. Mecaughey               (Principal Financial
                                      Officer)

   RICHARD ARMITAGE                   Director                    March 27, 1998
____________________________________
   Richard Armitage

   JESSE BROWN                        Director                    March 27, 1998
____________________________________
   Jesse Brown

   WAYNE F. HOSKING, JR.              Director                    March 27, 1998
____________________________________
   Wayne F. Hosking, Jr.

   MAGALEN O. BRYANT                  Director                    March 27, 1998
____________________________________
   Magalen O. Bryant

   VICTOR E. MILLAR                   Director                    March 27, 1998
____________________________________
   Victor E. Millar


         NAME                                TITLE                     DATE

   DOMINIC J. MONETTA                 Director                    March 27, 1998
____________________________________
   Dominic J. Monetta

   KATHERINE W.  SWOYER               Director                    March 27, 1998
____________________________________
   Katherine W. Swoyer

   THOMAS M.  SWOYER, JR.             Director                    March 27, 1998
____________________________________
   Thomas M. Swoyer, Jr.

   A. FREDERICK THOMPSON              Director                    March 27, 1998
____________________________________
   A. Frederick Thompson

   ROY F. WESTON                      Director                    March 27, 1998
____________________________________
   Roy F. Weston

Current as of 06/11/97                                               Exhibit 3.2
Last amendment: 06/11/97
                              ROY F. WESTON, INC.
                                    BY-LAWS

                              ARTICLE I - OFFICES


          1. The registered office of the Company shall be at 1 Weston Way, West Chester, Chester County, Pennsylvania.

          2. The Company may also have offices at such other places as the Board of Directors may from time to time appoint or the business of the Company may require.

                               ARTICLE II - SEAL

          1. The Corporate seal shall have inscribed thereon the name of the Company, the year of its organization and the words "Corporate Seal, Pennsylvania".

                       ARTICLE III - SHAREHOLDERS MEETING

          1. Meetings of the shareholders shall be held at the office of the Company at 1 Weston Way, West Chester, Chester County, Pennsylvania or at such other place or places, either within or without the Commonwealth of Pennsylvania, as may from time to time be selected.

          2. The annual meeting of the shareholders shall be held on the second Monday of the month of May in each year, if not a legal holiday, and if a legal holiday, then on the next secular day following, at 11:00 a.m., or at such other date and time as shall be designated from time to time by the Board of Directors and stated in the Notice of the Meeting, at which they shall elect a Board of Directors and transact such other business as may properly be brought before the meeting. If the annual meeting shall not be called and held within six months after the designated time, any shareholder may call such meeting.

          3. The presence, in person or by proxy, of shareholders entitled to cast at least a majority of the votes which all shareholders are entitled to cast on a particular matter(s) being considered at a meeting shall constitute a quorum at all meetings of the shareholders except as otherwise provided by law, by Articles of Incorporation or these By-Laws. If, however, such quorum shall not be present at any meeting of the shareholders, those entitled to vote thereat shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until the requisite number of shares shall be present. In the case of any meeting called for the election of directors, adjournment or adjournments may be taken only from day to day, or for such longer periods not exceeding fifteen days each, as the holders of a majority of the shares present in person or by proxy shall direct, until such directors have been elected, and those who attend the second of such adjourned meetings, although less than a quorum, shall nevertheless constitute a quorum for the purpose of electing directors.

          4. At each meeting of the shareholders every shareholder having the right to vote shall be entitled to vote in person or by proxy appointed by an instrument in writing subscribed by such shareholder and delivered to the Secretary at the meeting. No unrevoked proxy shall be valid after eleven months from the date of its execution, unless a longer time is expressly provided therein, but in no event shall a proxy, unless coupled with an interest, be voted on after three years from the date of its execution. Shareholders shall not have the right to vote cumulatively in the election of directors. Upon demand made by a shareholder at any election for directors before the voting begins, the election shall be by ballot. No share shall be voted at any meeting upon which any installment is due and unpaid. The original share ledger or transfer book, or a duplicate thereof kept in this Commonwealth, shall be prima facie evidence of the right of the person named therein to vote thereon.

          5. Written notice of the annual meeting shall be mailed to each shareholder entitled to vote thereat, at such address as appears on the books of the Company, at least ten days prior to the meeting.

          6. In advance of any meeting of shareholders, the Board of Directors may appoint judges of election, who need not be shareholders, to act at such meeting or any adjournment thereof. If judges of election be not so appointed, the chairman of any such meeting may, and on the request of any shareholder or his proxy shall, make such appointment at the meeting. The number of judges shall be one or three. If appointed at a meeting on the request of one or more shareholders or proxies, the majority of shares present and entitled to vote shall determine whether one or three judges are to be appointed. On request of the chairman of the meeting, or of any shareholder or his proxy, the judges shall make a report in writing of any challenge or question or matter determined by them, and execute a certificate of any fact found by them. No person who is a candidate for office shall act as a judge.

          7. Special meetings of the shareholders may be called at any time by the Chairman of the Board, or the Board of Directors, or the holders of not less than one-fifth of all the shares outstanding and entitled to vote. At any time, upon written request of any person entitled to call a special meeting, it shall be the duty of the Secretary to call a special meeting of the shareholders, to be held at such time as the Secretary may fix, not less than ten nor more than sixty days after receipt of the request.

          8. Business transacted at all special meetings shall be confined to the objects stated in the call and matters germane thereto.

          9. Written notice of a special meeting of shareholders stating the time and place and object thereof, shall be mailed, postage prepaid, to each shareholder entitled to vote thereat at such address as appears on the books of the Company, at least ten days before such meeting, unless a greater period of notice is required by statute in a particular case.

          10. The officer or agent having charge of the transfer books shall make, at least five days before each meeting of shareholders, a complete list of the shareholders entitled to vote at the meeting, arranged in alphabetical order, with the address of and the number of shares held by each, which list shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting, and shall be subject to the inspection of any shareholder during the whole time of the meeting. The original share ledger or transfer book, or a duplicate thereof kept in this Commonwealth, shall be prima facie evidence as to who are the shareholders entitled to examine such list or share ledger or transfer book, or to vote in person or by proxy, at any meeting or shareholders.

                             ARTICLE IV - DIRECTORS

          1. The business of this Company shall be managed by its Board of Directors, the members of which need not be residents of the Commonwealth of Pennsylvania or shareholders of the Company. Subject to the preceding sentence and the provisions of applicable law, the Board of Directors shall have the authority to (i) determine the number of directors to constitute the Board and (ii) if such number is increased between annual meetings of the shareholders, fill the vacancy or vacancies thereby created. Except as otherwise hereinbefore provided with respect to interim vacancies, directors shall be elected by plurality vote at the annual meeting of shareholders, and each director shall be elected for a term extending until the next following annual meeting of shareholders and, except in the event of death, resignation or removal, shall serve until such director's successor shall be elected and shall qualify.

          2. In addition to the powers and authorities by these By-Laws expressly conferred upon them, the Board may exercise all such powers of the Company and do all such lawful acts and things as are not by statute or by the Articles or by these By-Laws directed or required to be exercised or done by the shareholders.

          3. The meetings of the Board of Directors may be held at such place within this Commonwealth, or elsewhere, as a majority of the directors may from time to time appoint, or as may be designated in the notice calling the meeting.

          4. Each newly-elected Board may meet at such place and time as shall be fixed by the shareholders at the meeting at which such directors are elected, and no notice shall be necessary to the newly elected directors in order to legally constitute the meeting, or they may meet at such place an time as may be fixed by the consent in writing of all the directors.

          5. Regular meetings of the Board may be held without notice at such time and place as shall be determined by the Board.

          6. Special meetings of the Board may be called by the Chairman of the Board on one day's notice to each director, either personally or by mail or by telegram; special meetings shall be called by the President or Secretary in like manner on like notice on the written request of two directors.

          7. A majority of the directors in office shall be necessary to constitute a quorum for the transaction of business, and the acts of a majority of the directors present at a meeting at which a quorum is present shall be the acts of the Board of Directors. If all the directors shall severally or collectively consent in writing to any action to be taken by the Company, such action shall be as valid corporate action as though it had been authorized at a meeting of the Board of Directors.

          8. The Board of Directors shall have the authority, by resolution, to fix the compensation of Directors for their services as Directors.

          9. The Board of Directors may elect an Executive Committee consisting of the Chairman of the Board and such additional directors as may from time to time be designated as members thereof by resolution of the Board of Directors, which Committee shall have, between meetings of the Board, all of the powers of the Board except such as may not be lawfully delegated to a committee.

               In addition, the Board of Directors may form other committees of service of the Board. Each committee member shall be a member of the Board, and nominated by the Chairman.

          10. One or more directors may participate in a meeting of the Board or of a committee of the Board by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and any director so participating in a meeting shall be deemed to be present at the meeting for all purposes.

                              ARTICLE V - OFFICERS

          1. The Executive Officers of the Company shall be chosen by the Board of Directors and shall consist of a Chairman of the Board, a President, one or more Vice Presidents, a Secretary and a Treasurer. The Board of Directors may also choose one or more Vice Chairmen and Vice Presidents and such other officers and agents as it deems necessary, who shall hold their offices for such terms and shall have such authority and shall perform such duties as from time to time shall be prescribed by the Board. Any two or more offices may be held by the same person, except the combination of the Offices of President and Secretary. It shall not be necessary for the officers to be directors.

          2. The salaries of all officers and agents of the Company shall be fixed by the Board of Directors.

          3. The officers of the Company shall hold office for one year and until their successors are chosen and have qualified. Any officer elected or appointed by the Board of Directors may be removed by the Board of Directors whenever, in their judgement, the best interests of the Company will be served thereby.

          4. The Chairman of the Board shall preside at all meetings of the shareholders and directors. The Vice Chairman (or, if more than one, in the order designated by the Board) shall, in the absence of the Chairman, preside at all meetings of the shareholders and directors and shall have such other duties, responsibilities and authority as are from time to time, assigned to him by the Chairman.

          5. The President shall exercise such responsibilities as may from time to time be assigned to him by the Chairman of the Board or the Board of Directors, and shall, in the absence of the Chairman of the Board and Vice Chairman, assume the responsibilities and discharge the duties of the Chairman.

          6. The Secretary shall attend all sessions of the Board and all meetings of the shareholders and act as clerk thereof, and record all votes of the Company and the minutes of all its transactions in a book to be kept for that purpose; and shall perform like duties for all committees of the Board of Directors when required. He shall give, or cause to be given, notice of all meetings of the shareholders and of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or Chairman of the Board, under whose supervision he shall be. He shall keep in safe custody the company seal of the Company, and when authorized by the Board affix the same to any instrument requiring it. The Board may also choose one or more Assistant Secretaries.

          7. The Treasurer shall direct the financial planning, procurement, and investment of corporate funds. He shall have responsibility for the protection and custody of securities and financial instruments and other assets of the Company and shall advise management about insurance coverage, protection against property losses, and potential liability. He shall analyze financial records to forecast the future financial position and financing requirements, and evaluate the need for procurement of funds and investment of surplus and shall advise management on investments and loans for short and long range financial plans. He shall sign or countersign notes of indebtedness approved by management.

          8. The Board of Directors shall designate from among the Executive Officers of the Company the Chief Executive Officer, the Chief Operations Officer and the Chief Financial Officer.

          9. The Chief Executive Officer shall be the Chairman of the Board or the President of the Company, shall be appointed by the Board, and shall have general and active management of the business of the Company and shall see that all orders and resolutions of the Board are carried into effect, subject however to the right of the directors to delegate any specific powers to any other officer or officers of the Company. He shall be an ex-officio member of all committees, and shall have the general powers and duties of supervision and management usually vested in the Chief Executive Officer of a Company.

          10. The Chief Operations Officer shall exercise such responsibilities as may from time to time be assigned to him by the Chief Executive Officer or the Board of Directors.

          11. The Chief Financial Officer shall exercise such responsibilities as may from time to time be assigned to him by the Chief Executive Officer or the Board of Directors, including the preparation of reports which outline the Company's financial position in areas of income, expenses, and earnings, based on past, present and future operation. He shall direct the preparation of operating budgets and financial forecasts, determine depreciation rates to apply to capitalized items, prepare governmental reports, and arrange for audits of the Company's accounts. He shall advise management on desirable operational adjustments due to budgetary variations. He shall render to the Chief Executive Officer and the Board of Directors, at the regular meetings of the Board, or whenever they may require it, an account of the financial condition of the Company. He shall prepare all reports to the shareholders and, as authorized by the Board of Directors, shall direct the payment of dividends on the stock of the Company.





                             ARTICLE VI - VACANCIES


          1. If the office of any officer or agent, one or more, becomes vacant for any reason, the Board of Directors may choose a successor or successors, who shall hold office for the unexpired term in respect of which such vacancy occurred.

          2. Vacancies in the Board of Directors shall be filled by a majority of the remaining members of the Board though less than a quorum, and each person so elected shall be a director until his successor is elected by the shareholders, who may make such election at the next annual meeting of the shareholders or at any special meeting duly called for that purpose and held prior thereto.

                        ARTICLE VII - CORPORATE RECORDS

          1. There shall be kept at the registered office of the Company an original or duplicate record of the proceedings of the shareholders and of the directors, and the original or a copy of its By-Laws, including all amendments or alterations thereto to date, certified by the Secretary of the Company. An original or duplicate share register shall also be kept at the registered office, or at the office of a transfer agent or registrar within the Commonwealth, giving the names of the shareholders in alphabetical order, and showing their respective addresses, the number and classes of shares held by each, the number and date of certificates issued for the shares, and the number and date of cancellation of every certificate surrendered for cancellation.

          2. Every shareholder shall have a right to examine, in person or by agent or attorney, at any reasonable time or times, for any reasonable purpose, the share register, books or records of account, and records of the proceedings of the shareholders and directors, and make extracts therefrom.

                          ARTICLE VIII - CAPITAL STOCK

          1. The share certificates of the Company shall be numbered and registered in the share ledger and transfer books of the Company, as they are issued. They shall be signed, by facsimile or otherwise, by the Chairman of the Board or President and the Secretary or Assistant Secretary and shall bear the corporate seal. In case any officer who has executed, or whose facsimile signature has been placed upon, any share certificate shall have ceased to be such officer, because of death, resignation or otherwise, before the Certificate is issued, it may be issued by the Company with the same effect as if the officer had not ceased to be such at the time of its issue.


          2. Transfers of shares shall be made on the books of the Company upon surrender of the certificates therefor, endorsed by the person named in the certificate or by attorney, lawfully constituted in writing. No transfer shall be made inconsistent with the provisions of Article 8 of the Uniform Commercial Code, approved the sixth day of April, One Thousand Nine Hundred Fifty-Three (Act No. 1), and its amendments and supplements.

          3. The Board of Directors may fix a time, not more than seventy days, prior to the date of any meeting of shareholders, or the date fixed for the payment of any dividend or distribution, or the date for the allotment of rights, or the date when any change or conversion or exchange of shares will be made or go into effect, as a record date for the determination of the shareholders entitled to notice of, and to vote at, any such meeting, or entitled to receive payment of any such dividend or distributions, or to receive any such allotment of rights, or to exercise the rights in respect to any such change, conversion, or exchange of shares. In such case, only such shareholders as shall be shareholders of record on the date so fixed shall be entitled to notice of, and to vote at, such meeting, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights as the case may be, notwithstanding any transfer of any shares on the books of the Company after any record date fixed as aforesaid. The Board of Directors may close the books of the Company against transfers of shares during the whole or any part of such period, and in such case, written or printed notice thereof shall be mailed at least ten days before the closing thereof to each shareholder of record at the address appearing on the records of the Company or supplied by him to the Company for the purpose of notice. While the stock transfer books of the Company are closed, no transfer of shares will be made thereon. If no record date if fixed for the determination of shareholders entitled to receive notice of, or vote at, a shareholders meeting, transfers of shares which are transferred on the books of the Company within ten days next preceding the date of such meeting shall not be entitled to notice of, or vote at, such meeting.

          4. Any person claiming a share certificate to be lost or destroyed shall make an affidavit or affirmation of that fact and advertise the same in such manner as the Board of Directors may require, and shall give the Company a bond of indemnity with sufficient surety to protect the Company or any person injured by the issue of a new certificate from any liability or expense which it or they may incur by reason of the original certificate remaining outstanding, whereupon a new certificate may be issued by the same tenor and for the same number of shares as the one alleged to be lost or destroyed, but always subject to the approval of the Board of Directors.

          5. Subject to the provisions of the statutes, the Board of Directors may declare any pay dividends upon the outstanding shares of the Company out of its surplus from time to time and to such extent as they may deem advisable, in cash, in property, or in shares of the Company.

          6. Before payment of any dividend there may be set aside out of the net profits of the Company such sums as the directors, from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Company, or for such other purpose as the directors shall think conducive to the interest of the Company, and the directors may abolish any such reserve in the manner in which it was created.

                     ARTICLE IX - MISCELLANEOUS PROVISIONS

          1. All checks or demands for money and notes of the Company shall be signed by such officer or officers as the Board of Directors may from time to time designate.

          2.   The fiscal year shall begin the 1st day of January each year.

          3. Whenever written notice is required to be given to any person, it may be given to such person, either personally or by sending a copy thereof through the mail, or by telegram, charges prepaid, to his address appearing on the books of the Company, or supplied by him to the Company for the purpose of notice. If the notice is sent by mail or by telegraph, it shall be deemed to have been given to the person entitled thereto when deposited in the United States mail or with a telegraph office for transmission to such person. Such notice shall specify the place, day, and hour of the meeting and, in the case of a special meeting, the general nature of the business to be transacted.

          4. Whenever any written notice is required by statute, or by the Articles or By-Laws of this Company, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Except in the case of a special meeting, neither the business to be transacted at, nor the purpose of the meeting need be specified in the waiver of notice of such meeting. Attendance of a person, either in person or by proxy, at any meeting shall constitute a waiver of notice of such meeting, except where a person attends a meeting for the express purpose of objecting to the transaction of any business because the meeting was not lawfully called or convened.


          5. The Company shall indemnify its directors, officers, employees, and agents to the full extent permitted by Section 410 of the Business Corporation Law.

          6. All engineering decisions pertaining to any project or engineering activities in the State of Washington, or any other state where the laws require that the Board of Directors designate a responsible engineer, shall be made by designated engineer in responsible charge named in the resolution of the Board of Directors.

                          ARTICLE X - ANNUAL STATEMENT

          1. The Chairman of the Board and Board of Directors shall present at each annual meeting a full and complete statement of the business and affairs of the Company for the preceding year. Such statement shall be prepared and presented in whatever manner the Board of Directors shall deem advisable and need not be verified by a certified public accountant.

                            ARTICLE XI - AMENDMENTS

          1. These By-Laws may be altered, amended, or repealed by the affirmative vote of a majority of the shares issued and outstanding and entitled to vote thereat at any regular or special meeting of the shareholders or by the affirmative vote of a majority of all of the directors then in office at any regular or special meeting of the directors, if notice of the proposed alteration, amendment, or repeal be contained in the notice of the meeting.

                     ARTICLE XII - LIMITATION ON LIABILITY

          1. A director shall not be personally liable for monetary damages for any action taken on or after January 27, 1987, or for the failure to take any action on or after the date, unless (i) the director has breached or failed to perform the duties of his office under Section 8363 of the Pennsylvania Directors' Liability Act (Act 145 of 1986, P.L. 1458), relating to standard of care and justifiable reliance, and (ii) the breach or failure to perform constitutes self-dealing, willful misconduct or recklessness. The provisions of this Section 1 of Article XII shall not apply to (i) the responsibility or liability of a director pursuant to any criminal statute, or (ii) the liability of a director for the payment of taxes pursuant to local, state or federal law. Any repeal or modification of any provision of this Section 1 of Article XII shall be prospective only and shall not affect, to the detriment of any director, any limitation on the personal liability of a director of the existing at the time of such repeal or modification.

                         ARTICLE XIII - INDEMNIFICATION

          1. The Company shall indemnify to the extent not prohibited by applicable law, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of the Company or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, including an employee benefit plan, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonable incurred by him in connection with such action, suit or proceeding, whether or not the indemnified liability arises or arose from any threatened, pending or completed action by or in the right of the Company. The Board of Directors may, and on request of any such person shall be required to, determine in each case whether the applicable standards in the Pennsylvania Directors' Liability Act or any other applicable statute have been met, or such determination shall be made by independent legal counsel if the Board so directs or if the Board is not empowered by law to make such determination. If there has been a change in control of the Company between (1) the time of the action or failure to act giving rise to the claim for indemnification and (2) the time such claim is made at the option of the person seeking indemnification the permissibility of indemnification shall be determined by special legal counsel selected jointly by the Company and the person seeking indemnification. The fees and expenses of such counsel shall be paid by the Company. The obligations of the Company to indemnify a director, officer, employee or agent under this
               Article XIII, including the duty to advance expenses, shall be a contract between the Company and such person, and no modification or repeal of any provision of this Article XIII shall affect, to the detriment of the Director, officer, employee or agent such obligations of the Company in connection with a claim based on any act or failure to act occurring before such modification or repeal.

          2. Expenses incurred by an officer, director, employee or agent of the Company in defending a civil or criminal action, suit or proceeding shall be paid by the Company in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Company.

          3.   The indemnification and advancement of expenses provided by this
               Article XIII shall not be deemed exclusive of any other right to which one indemnified may be entitled under any agreement, vote of shareholders or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall inure to the benefit of the heirs, executors and administrators of any such person.

          4. The Board of Directors shall have the power to (a) authorize the Company to purchase and maintain, at the Company's expense, insurance on behalf of the Company and others to the extent that power to do so has been or may be granted by statute, (b) create any fund of any nature, whether or not under the control of a trustee, or otherwise secure any of its indemnification obligations and (c) give other indemnification to the extent not prohibited by statute.