Form 10-Q
period 1998-03-31
WESTON ROY F INC
filed 1998-05-14
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______


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

                        Yes X   No ___

      As of April 24, 1998, the registrant had outstanding 7,791,842 shares of Series A common stock and 2,089,019 shares of common stock.

      Index                                                                 Page



Part I - Financial Information

      Item 1. Financial Statements:

                  Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997                       1-2

                  Consolidated Statements of Operations -
                  Three Months Ended March 31, 1998 and 1997                  3

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1998 and 1997                  4

                  Notes to Consolidated Financial Statements                  5

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      6-7


Part II - Other Information                                                   8
      Item 1. Legal Proceedings
      Item 2. Changes in Securities
      Item 3. Defaults Upon Senior Securities
      Item 4. Submission of Matters to a Vote of Security Holders
      Item 5. Other Information
      Item 6. Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             March 31,    December 31,
                                                               1998           1997
                                                            (Unaudited)
                                                             (Thousands of Dollars)
CURRENT ASSETS
Cash and cash equivalents                                    $  7,018       $ 10,767
Marketable securities                                           6,268          4,168
Accounts receivable, trade, net of allowance for
doubtful accounts of $1,690 in 1998 and $1,750 in 1997         49,088         54,497
Unbilled costs and estimated earnings on contracts             19,596         20,920
in process
Prepaid and refundable income taxes                             1,005          1,000
Deferred income taxes                                           3,038          3,104
Other                                                           3,955          2,643
                                                             --------       --------

   Total current assets                                        89,968         97,099
                                                             --------       --------

PROPERTY AND EQUIPMENT
Land                                                              215            215
Buildings and improvements                                     11,607         11,625
Furniture and equipment                                        36,432         38,803
Leasehold improvements                                          2,900          2,849
Construction in progress                                           24              8
                                                             --------       --------
   Total property and equipment                                51,178         53,500
Less accumulated depreciation and amortization                 41,284         43,248
                                                             --------       --------

   Property and equipment, net                                  9,894         10,252
                                                             --------       --------

OTHER ASSETS
Goodwill, net of accumulated amortization of $4,092 in
 1998 and $4,076 in 1997                                        1,862          1,878
Deferred income taxes                                           4,947          5,125
Other                                                          10,868         10,894
                                                             --------       --------

   Total other assets                                          17,677         17,897
                                                             --------       --------

     TOTAL ASSETS                                            $117,539       $125,248
                                                             ========       ========

See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              March 31,     December 31,
                                                                 1998           1997
                                                             (Unaudited)
                                                               (Thousands of Dollars)
CURRENT LIABILITIES
Current maturities of long-term debt                           $    169       $  2,914
Accounts payable and accrued expenses                            13,055         13,879
Billing on contracts in process in excess of
costs and estimated earnings                                     10,393         14,275
Employee compensation, benefits and payroll                       9,253          8,721
taxes
Income taxes payable                                                100             59
Other                                                            10,123         11,012
                                                               --------       --------
   Total current liabilities                                     43,093         50,860
                                                               --------       --------

LONG TERM DEBT                                                   15,449         15,884
                                                               --------       --------

OTHER LIABILITIES                                                 3,168          3,137
                                                               --------       --------

CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares
authorized; 3,170,294 shares issued in 1998; 3,170,494
 shares issued in 1997                                              317            317
Series A common stock, $.10 par value, 20,500,000 shares
authorized; 8,584,647 shares issued in 1998; 8,581,821
 shares issued in 1997                                              858            858
Unrealized gain on investments                                      982            733
Additional paid-in capital                                       55,706         55,700
Retained earnings                                                 3,056          2,849
                                                               --------       --------
                                                                 60,919         60,457
Less treasury stock at cost, 1,081,275 common shares in
1998 and 1997; 792,805 Series A common shares in 1998
 and 1997                                                         5,090          5,090
                                                               --------       --------

   Total stockholders' equity                                    55,829         55,367
                                                               --------       --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $117,539       $125,248
                                                               ========       ========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended March 31,
                                                        1998            1997
                                                      (Thousands of Dollars)
Gross revenues                                      $    54,677     $    61,480
Direct project costs                                     21,926          21,862
                                                    -----------     -----------
   Net revenues                                          32,751          39,618
                                                    -----------     -----------

Expenses:
   Direct salaries and other operating costs             27,953          34,531
   General and administrative expenses                    4,450           5,741
   Restructuring credit                                      --          (1,071)
                                                    -----------     -----------
                                                         32,403          39,201
                                                    -----------     -----------

   Income from operations                                   348             417
                                                    -----------     -----------

Other income (expense):
   Investment income                                        387             547
   Interest expense                                        (373)           (430)
   Other                                                    (17)             85
                                                    -----------     -----------
                                                             (3)            202
                                                    -----------     -----------

Income before income taxes                                  345             619

Provision for income taxes                                  138             223
                                                    -----------     -----------

   Net income                                       $       207     $       396
                                                    ===========     ===========

   Basic earnings per share                         $       .02     $       .04
                                                    ===========     ===========

Weighted average shares outstanding - basic           9,880,861       9,659,203
                                                    ===========     ===========

   Diluted earnings per share                       $       .02     $       .04
                                                    ===========     ===========

Weighed average shares outstanding - diluted          9,904,474       9,659,203
                                                    ===========     ===========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended March 31,
                                                                             1998         1997
                                                                           --------     --------
                                                                           (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                $    207     $    396

  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                              1,010        1,201
   Provision for losses on accounts receivable                                  238           89
   Restructuring credit                                                          --       (1,071)
   Other                                                                       (111)          32

 Change in assets and liabilities:
   Accounts receivable, trade                                                 5,171        8,313
   Unbilled costs and estimated earnings on contracts in process              1,324         (652)
   Other current assets                                                      (1,312)      (1,076)
   Accounts payable and accrued expenses                                       (824)         (81)
   Billings on contracts in excess of costs and estimated earnings           (3,882)      (3,596)
   Employee compensation, benefits and payroll taxes                            532          927
   Income taxes                                                                  36           42
   Deferred income taxes                                                        116          780
   Other current liabilities                                                   (780)          83
   Other assets and liabilities                                                 670          799
                                                                           --------     --------
  Net cash provided by operating activities                                   2,395        6,186
                                                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investments                                            1,876        5,720
 Payments for purchase of investments                                        (4,153)      (4,602)
 Purchase of property and equipment, net                                       (531)        (696)
 Investments in other assets                                                   (162)         (20)
                                                                           --------     --------
  Net cash provided by (used for) investing activities                       (2,970)         402
                                                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under long-term debt                                     (3,180)        (736)
 Other, net                                                                       6          (31)
                                                                           --------     --------
  Net cash used for financing activities                                     (3,174)        (767)
                                                                           --------     --------

  Net increase (decrease) in cash and cash equivalents                       (3,749)       5,821

Cash and cash equivalents:
  Beginning of period                                                        10,767        9,878
                                                                           --------     --------
  End of period                                                            $  7,018     $ 15,699
                                                                           ========     ========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders which is incorporated by reference in its Form 10-K filed with the Securities and Exchange Commission. Results for the three months ended March 31, 1998 are not necessarily indicative of results for the full year 1998.


NOTE 2 - LINE OF CREDIT AGREEMENT

The Company's line of credit has been extended through May 15, 1998. The Company has received a commitment for an $18 million revolving credit facility from another bank. The facility is subject to, among other things, the completion of due diligence and the execution of definitive loan documentation, which is expected by the end of May 1998. The facility is for a two-year period with a one-year renewal option and will be available for working capital and other general corporate purposes including permitted acquisitions.


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


NOTE 4 - CONSOLIDATED STATEMENTS OF CASH FLOW

Net cash refunds for income taxes were $183,000 and $628,000 in the first three months of 1998 and 1997, respectively. Cash payments for interest were $103,000 and $69,000 in the three months ended March 31, 1998 and 1997, respectively.

No capital lease obligations were incurred in the three months ended March 31, 1998 or 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1998 was $207,000 or $.02 per share, compared to $396,000 or $.04 per share, for the three months ended March 31, 1997.

Gross revenues decreased 11% to $54,677,000 for the three months ended March 31, 1998 compared to $61,480,000 in the 1997 period. Net revenues decreased 17% to $32,751,000 for the three months ended March 31, 1998, compared to $39,618,000 for the comparable 1997 period. Gross revenues and net revenues included $4,081,000 and 3,204,000, respectively, in the 1997 period from the Company's laboratory operations which were sold later in 1997. Net revenues in the three months ended March 31, 1997 also included approximately $500,000 representing completion of a contract negotiation.

For the three months ended March 31, 1998, income from operations was $348,000, down 17% from $417,000 in the 1997 period. The three months ended March 31, 1997 included a restructuring credit of $1,071,000 resulting from the sale of assets of Weston Interactive, Inc. General and administrative expenses declined $1,291,000, or 22%, to $4,450,000 as a result of cost reductions initiated in the second half of 1997.

Investment income decreased $160,000, or 29%, to $387,000 in the three months ended March 31, 1998 due primarily to gains realized on sales of investments in mutual funds in the 1997 period. Interest expense declined $57,000, or 13%, to $373,000 principally due to the reduction of 7% convertible subordinated debt outstanding and the repayment of a term loan.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents decreased $3,749,000 in the first three months of 1998 to $7,018,000 from $10,767,000 at December 31, 1997. Marketable securities increased $2,100,000 in the first three months of 1998 to $6,268,000 from $4,168,000 at December 31, 1997.

Operating activities provided cash of $2,395,000 for the first three months of 1998, compared to $6,186,000 in the comparable 1997 period. Net cash investments in property and equipment and other assets were $693,000 in the first three months of 1998, compared to $716,000 in the comparable 1997 period. The Company used cash of $3,174,000 in financing activities in the first three months of 1998, compared to $767,000 in the 1997 first quarter. The 1998 first quarter included the repurchase of $2,643,000 principal amount of the Company's 7% convertible subordinated debentures in order to satisfy the April 15, 1998 sinking fund requirement.

FORWARD LOOKING STATEMENTS

From time to time, the Company, its management, or other Company representatives may make or publish statements that contain projections, beliefs, expectations, predictions or intentions relating to anticipated financial performance, business prospects, potential contract value, business strategy and plans, technological developments and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a number of factors could cause the Company's actual results, experience or outcome to differ materially from projections, beliefs, expectations, predictions or intentions expressed in forward looking statements. These risks and uncertainties which may affect the operations, performance, development and results of the Company's business, include, but are not limited to, the following:

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

- Funding appropriation, funding delay, and the issuance of work orders on government projects.

- The Company's ability to achieve any planned overhead or other cost reductions while maintaining adequate work flow.

- The Company's ability to obtain adequate financing for its current operations and future expansion.

- The Company's ability to execute its strategic plan through successful marketing activities and continued cost containment.

- The nature of the Company's work with hazardous materials, toxic wastes, and other pollutants, and the potential for uninsured claims or claims in excess of insurance limits.

The Company disclaims any intent or obligation to update forward looking statements.

PART II     OTHER INFORMATION

      Item 1. Legal Proceedings
                        Not Applicable.

      Item 2. Changes in Securities
                        Not Applicable.

      Item 3  Defaults Upon Senior Securities
                        Not Applicable.

      Item 4. Submission of Matters to a Vote of Security Holders
                        Not Applicable.

      Item 5. Other Information
                        Not Applicable.

      Item 6. Exhibits and Reports on Form 8-K

                  (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                        Exhibit No.       Description
                        -----------       -----------
                          10.1            Employment agreement between
                                          Patrick G. McCann and the Company
                                          dated as of March 11, 1998

                          11              Statements of Computation of Earnings
                                          per Share

                          27              Financial Data Schedule

                  (b) Reports on Form 8-K. On January 5, 1998, the Company filed a Form 8-K under Item 5, Other Events, which incorporated by reference the Company's News release dated January 5, 1998 which announced that certain holders of the Company's non-publicly traded Common shares had entered into an Agreement to vote their Common shares together.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ROY F. WESTON, INC.
                                   (Registrant)



Date: May 13, 1998                 By: /s/ William L. Robertson
                                      ---------------------------------
                                           William L. Robertson
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)





Date: May 13, 1998                 By: /s/ William G. Mecaughey
                                      ---------------------------------
                                           William G. Mecaughey
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)