Form 10-Q
period 1998-06-30
WESTON ROY F INC
filed 1998-08-13
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to


Commission File No. 0-4643


                               ROY F. WESTON, INC.
             (Exact name of registrant as specified in its charter)


PENNSYLVANIA                                         23-1501990
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

1400 WESTON WAY, WEST CHESTER, PA                    19380

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

                                    Yes X   No

         As of July 24, 1998, the registrant had outstanding 7,857,973 shares of Series A common stock and 2,089,019 shares of common stock.

         Index                                                          Page
         -----                                                           ----



Part I - Financial Information

         Item 1.  Financial Statements:

                     Consolidated Balance Sheets -
                     June 30, 1998 and December 31, 1997                 1-2

                     Consolidated Statements of Operations -
                     Three Months Ended  June 30, 1998 and 1997          3

                     Consolidated Statements of Operations -
                     Six Months Ended June 30, 1998 and 1997             4

                     Consolidated Statements of Cash Flows -
                     Six Months Ended June 30, 1998 and 1997             5

                     Notes to Consolidated Financial Statements          6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          7-8



Part II - Other Information                                              9
         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults Upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   June 30,    December 31,
                                                                     1998          1997
                                                                 (Unaudited)
                                                                  (Thousands of Dollars)
CURRENT ASSETS
Cash and cash equivalents                                         $  1,003     $ 10,767
Marketable securities                                                6,012        4,168
Accounts receivable, trade, net of allowance for doubtful
 Accounts of $1,751 in 1998 and $1,750 in 1997                      49,607       54,497
Unbilled costs and estimated earnings on contracts in process       21,181       20,920
Prepaid and refundable income taxes                                    860        1,000
Deferred income taxes                                                2,273        3,104
Other                                                                4,880        2,643
                                                                  --------     --------

   Total current assets                                             85,816       97,099
                                                                  --------     --------

PROPERTY AND EQUIPMENT
Land                                                                   215          215
Buildings and improvements                                          11,688       11,625
Furniture and equipment                                             36,161       38,803
Leasehold improvements                                               1,774        2,849
Construction in progress                                              --              8
                                                                  --------     --------
   Total property and equipment                                     49,838       53,500
Less accumulated depreciation and amortization                      40,328       43,248
                                                                  --------     --------

   Property and equipment, net                                       9,510       10,252
                                                                  --------     --------

OTHER ASSETS
Goodwill, net of accumulated amortization of $4,107 in
 1998 and $4,076 in 1997                                             1,847        1,878
Deferred income taxes                                                5,829        5,125
Other                                                               11,206       10,894
                                                                  --------     --------

   Total other assets                                               18,882       17,897
                                                                  --------     --------

     TOTAL ASSETS                                                 $114,208     $125,248
                                                                  ========     ========

See notes to consolidated financial statements.

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30,     December 31,
                                                                  1998           1997
                                                                (Unaudited)
                                                                 (Thousands of Dollars)

CURRENT LIABILITIES
Current maturities of long-term debt                             $  2,319     $  2,914
Accounts payable and accrued expenses                              13,338       13,879
Billings on contracts in process in excess of costs and
 estimated earnings                                                 8,919       14,275
Employee compensation, benefits and payroll taxes                   7,250        8,721
Income taxes payable                                                  163           59
Other                                                               9,662       11,012
                                                                 --------     --------
   Total current liabilities                                       41,651       50,860
                                                                 --------     --------

LONG TERM DEBT                                                     13,116       15,884
                                                                 --------     --------

OTHER LIABILITIES                                                   3,327        3,137
                                                                 --------     --------

CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares authorized;
3,170,294 shares issued in 1998; 3,170,494
  shares issued in 1997                                               317          317
Series A common stock, $.10 par value, 20,500,000 shares
authorized; 8,650,778 shares issued in 1998; 8,581,821
  shares issued in 1997                                               865          858
Unrealized gain on investments                                        886          733
Additional paid-in capital                                         55,928       55,700
Retained earnings                                                   3,208        2,849
                                                                 --------     --------
                                                                   61,204       60,457
Less treasury stock at cost, 1,081,275 common shares in 1998 and 1997; 792,805 Series A common shares in 1998
  and 1997                                                          5,090        5,090
                                                                 --------     --------

   Total stockholders' equity                                      56,114       55,367
                                                                 --------     --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $114,208     $125,248
                                                                 ========     ========

See notes to consolidated financial statements

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                      1998               1997
                                                      (Thousands of Dollars)
Gross revenues                                      $    58,780      $    55,777
Direct project costs                                     23,844           21,686
                                                    -----------      -----------
   Net revenues                                          34,936           34,091
                                                    -----------      -----------

Expenses:
   Direct salaries and other operating costs             29,994           34,900
   General and administrative expenses                    4,774            7,888
   Restructuring credit                                    --               (597)
                                                    -----------      -----------
                                                         34,768           42,191
                                                    -----------      -----------

   Income (loss) from operations                            168           (8,100)
                                                    -----------      -----------

Other income (expense):
   Investment income                                        400              322
   Interest expense                                        (333)            (395)
   Other                                                     19              (19)
                                                    -----------      -----------
                                                             86              (92)
                                                    -----------      -----------

Income (loss) before income taxes                           254           (8,192)

Provision (benefit) for income taxes                        102           (2,798)
                                                    -----------      -----------

   Net income (loss)                                $       152      $    (5,394)
                                                    ===========      ===========

   Basic earnings (loss) per share                  $       .02      $      (.56)
                                                    ===========      ===========

Weighted average shares outstanding - basic           9,881,588        9,644,466
                                                    ===========      ===========

Diluted earnings (loss) per share                   $       .02      $      (.56)
                                                    ===========      ===========

Weighted average shares outstanding - diluted         9,922,385        9,644,466
                                                    ===========      ===========

See notes to consolidated financial statements

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Six Months Ended June 30,
                                                    -------------------------
                                                      1998            1997
                                                     (Thousands of Dollars)
Gross revenues                                    $   113,457      $   117,257
Direct project costs                                   45,770           43,548
                                                  -----------      -----------
   Net revenues                                        67,687           73,709
                                                  -----------      -----------

Expenses:
   Direct salaries and other operating costs           57,947           69,431
   General and administrative expenses                  9,224           13,629
   Restructuring credit                                  --             (1,668)
                                                  -----------      -----------
                                                       67,171           81,392
                                                  -----------      -----------

   Income (loss) from operations                          516           (7,683)
                                                  -----------      -----------

Other income (expense):
   Investment income                                      787              869
   Interest expense                                      (706)            (825)
   Other                                                    2               66
                                                  -----------      -----------
                                                           83              110
                                                  -----------      -----------

Income (loss) before income taxes                         599           (7,573)

Provision (benefit) for income taxes                      240           (2,575)
                                                  -----------      -----------

   Net income (loss)                              $       359      $    (4,998)
                                                  ===========      ===========

   Basic earnings (loss) per share                $       .04      $      (.52)
                                                  ===========      ===========

Weighted average shares outstanding - basic         9,881,226        9,651,794
                                                  ===========      ===========

Diluted earnings (loss) per share                 $       .04      $      (.52)
                                                  ===========      ===========

Weighted average shares outstanding - diluted       9,911,434        9,651,794
                                                  ===========      ===========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                          1998          1997
                                                                       (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                     $    359      $ (4,998)

  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                          1,948         2,754
   Provision for losses on accounts receivable                              298           275
   Other                                                                    212           780

 Change in assets and liabilities:
   Accounts receivable, trade                                             4,592        11,982
   Unbilled costs and estimated earnings on contracts in process           (261)         (803)
   Other current assets                                                  (2,237)       (1,047)
   Accounts payable and accrued expenses                                   (541)        1,080
   Billings on contracts in excess of costs and estimated earnings       (5,356)       (2,677)
   Employee compensation, benefits and payroll taxes                     (1,471)       (3,663)
   Income taxes                                                             244        (1,427)
   Deferred income taxes                                                     49          (625)
   Other current liabilities                                             (1,565)       (2,621)
   Other assets and liabilities                                             969         3,392
                                                                       --------      --------
  Net cash provided by (used for) operating activities                   (2,760)        2,402
                                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investments                                        3,739         9,403
 Payments for purchase of investments                                    (5,412)       (9,940)
 Purchase of property and equipment, net                                   (849)       (1,296)
 Investments in other assets                                               (693)          (71)
                                                                       --------      --------
  Net cash used for investing activities                                 (3,215)       (1,904)
                                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under long-term debt                                 (4,024)       (1,353)
 Proceeds from issuance of Series A common stock                            235           335
 Purchase of Series A common treasury stock                                --             (84)
                                                                       --------      --------
  Net cash used for financing activities                                 (3,789)       (1,102)
                                                                       --------      --------

  Net decrease in cash and cash equivalents                              (9,764)         (604)

Cash and cash equivalents:
  Beginning of period                                                    10,767         9,878
                                                                       --------      --------
  End of period                                                        $  1,003      $  9,274
                                                                       ========      ========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders which is incorporated by reference in its Form 10-K filed with the Securities and Exchange Commission. Results for the three months and six months ended June 30, 1998 are not necessarily indicative of results for the full year 1998.

NOTE 2 - LINE OF CREDIT AGREEMENT

On June 5, 1998, the Company entered into an $18,000,000 revolving credit facility with a bank to provide cash borrowings and letters of credit. The facility, which replaced the Company's previous credit arrangements, is for a two-year period with a one-year renewal option and is available for working capital and other general corporate purposes including permitted acquisitions.

Under the terms of the agreement, cash borrowings bear interest at 1% over the prime rate or, at the Company's option, other variable rates. The Company is subject to a 3/8% annual charge on the unused portion of the facility. The agreement requires the Company to maintain minimum levels of cash and marketable securities, tangible net worth and certain financial ratios and restricts certain expenditures and debt outside the agreement.

The Company had no outstanding cash borrowings under the facility at June 30, 1998 and the unused portion of the facility was $15,174,000.

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

NOTE 4 - CONSOLIDATED STATEMENTS OF CASH FLOW

Net cash refunds for income taxes were $226,000 and $563,000 in the first six months of 1998 and 1997, respectively. Cash payments for interest were $663,000 and $748,000 in the six months ended June 30, 1998 and 1997, respectively.

Capital lease obligations of $661,000 were incurred in the six months ended June 30, 1998.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1998 was $152,000, or $.02 per share, compared to a loss of $5,394,000, or $.56 per share, for the three months ended June 30, 1997. Net income for the six months ended June 30, 1998 was $359,000, or $.04 per share, compared to a net loss of $4,998,000, or $.52 per share, for the six months ended June 30, 1997.

Net revenues increased 2% to $34,936,000 for the three months ended June 30, 1998 and decreased 8% to $67,687,000 for the six months ended June 30, 1998 compared to the 1997 periods. Net revenues for the three months and six months ended June 30, 1998 include approximately $800,000 from a U.S. government agency in payment for work performed in an earlier period. A significant portion of the revenue decline in the six months ended June 30, 1998 is due to the sale of the Company's analytical laboratory operations in May 1997.

The Company had income from operations of $168,000 and $516,000 in the three months and six months ended June 30, 1998, respectively, compared to losses from operations of $8,100,000 and $7,683,000 in the three months and six months ended June 30, 1997, respectively. The improved results are due to higher margins, greater utilization of staff and cost reduction efforts that began in the middle of 1997. The 1997 periods included charges of $2,500,000 for reductions in the Company's work force and changes to its Board of Directors and senior management.

Investment income increased $78,000, or 24%, to $400,000 in the three months ended June 30, 1998, due to gains on the sale of certain investments. Interest expense declined $62,000, or 16%, and $119,000, or 14%, in the three months and six months ended June 30, 1998, due to the reduction of 7% Convertible Subordinated Debentures outstanding and the repayment of a term loan.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents decreased $9,764,000 in the first six months of 1998 to $1,003,000 from $10,767,000 at December 31, 1997. Marketable securities increased $1,844,000 in the first six months of 1998 to $6,012,000 from $4,168,000 at December 31, 1997.

Operating activities used cash of $2,760,000 for the first six months of 1998, compared to providing cash of $2,402,000 in the comparable 1997 period. Net cash investments in property and equipment and other assets were $1,542,000 in the first six months of 1998, compared to $1,367,000 in the comparable 1997 period. The Company used cash of $3,789,000 in financing activities in the first six months of 1998, compared to $1,102,000 in the comparable 1997 period. The six months ended June 30, 1998 included the repurchase of $3,393,000 principal amount of the Company's 7% Convertible Subordinated Debentures in order to satisfy the April 15, 1998 sinking fund requirement and a portion of the April 15, 1999 sinking fund requirement. Further debenture repurchases of $1,976,000 are required before April 15, 1999.

On June 5, 1998 the Company entered into an $18,000,000 revolving credit facility to provide cash borrowings and letters of credit. The facility is for a two-year period with a one-year renewal option and is available for working capital and other general corporate purposes including permitted acquisitions.

FORWARD LOOKING STATEMENTS

From time to time, the Company, its management, or other Company representatives may make or publish statements that contain projections, beliefs, expectations, predictions or intentions relating to anticipated financial performance, business prospects, potential contract value, business strategy and plans, technological developments and other matters. The Private Securities Litigation Reform Acts of 1995 provides a safe harbor for these forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a number of factors could cause the Company's actual results, experience or outcome to differ materially from projections, beliefs, expectations, predictions or intentions expressed in forward looking statements. These risks and uncertainties which may affect the operations, performance, development and results of the Company's business, include, but are not limited to, the following:

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

- Funding appropriation, funding delay, and issuance of work orders on government projects.

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

                           Exhibit No.                        Description

                             10.2 Termination Agreement between International Corporate Travel
                                             Services and the Company dated May
                                             28, 1998.

                             10.3 Consulting Services Agreement between Katherine W. Swoyer and the Company effective July 1, 1998.

                             10.4 Amendment to Employment Agreement between William L. Robertson and the Company dated May 19, 1998.

                             10.5            Credit Agreement between the
                                             Company and Bank of America
                                             National Trust and Savings
                                             Association dated as of June 5,
                                             1998.

                             11 Statements of Computation of Basic and Diluted Earnings (Loss) Per Share.

                             27              Financial Data Schedule.

                            (b)    Reports on Form 8-K

                                   No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     ROY F. WESTON, INC.
                                     (Registrant)




Date:    August 11, 1998                 By:      s/William Robertson
                                            -------------------------
                                         William Robertson
                                         Chairman and Chief Executive Officer
                                         (Duly Authorized Officer)





Date:    August 11, 1998                 By:      s/William G. Mecaughey
                                            ----------------------------
                                         William G. Mecaughey
                                         Vice President and
                                         Chief Financial Officer
                                         (Chief Accounting Officer)