Form 10-Q
period 1998-09-30
WESTON ROY F INC
filed 1998-11-16
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes X   No

      As of October 23, 1998, the registrant had outstanding 7,857,973 shares of Series A common stock and 2,089,019 shares of common stock.

      Index                                                                Page



Part I - Financial Information

         Item 1.     Financial Statements:

                         Consolidated Balance Sheets -
                         September 30, 1998 and December 31, 1997          1-2

                         Consolidated Statements of Operations -
                         Three Months Ended September 30, 1998 and 1997      3

                         Consolidated Statements of Operations -
                         Nine Months Ended September 30, 1998 and 1997       4

                         Consolidated Statements of Cash Flows -
                         Nine Months Ended September 30, 1998 and 1997       5

                         Notes to Consolidated Financial Statements        6-7

         Item 2.         Management's Discussion and Analysis of
                         Financial Condition and Results of Operations     8-11



Part II - Other Information                                                   12
          Item 1. Legal Proceedings
          Item 2. Changes in Securities
          Item 3. Defaults Upon Senior Securities
          Item 4. Submission of Matters to a Vote of Security Holders
          Item 5. Other Information
          Item 6. Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  September 30,  December 31,
                                                                       1998           1997
                                                                  (Unaudited)
                                                                     (Thousands of Dollars)
CURRENT ASSETS
Cash and cash equivalents                                          $  4,656       $ 10,767
Marketable securities                                                 3,600          4,168
Accounts receivable, trade, net of allowance for doubtful
 accounts of $1,816 in 1998 and $1,750 in 1997                       50,823         54,497
Unbilled costs and estimated earnings on contracts in process        24,429         20,920
Prepaid and refundable income taxes                                    --            1,000
Deferred income taxes                                                 2,250          3,104
Other                                                                 4,775          2,643
                                                                   --------       --------
   Total current assets                                              90,533         97,099
                                                                   --------       --------
PROPERTY AND EQUIPMENT
Land                                                                    215            215
Buildings and improvements                                           11,553         11,625
Furniture and equipment                                              30,528         38,803
Leasehold improvements                                                1,771          2,849
Construction in progress                                                 24              8
                                                                   --------       --------
   Total property and equipment                                      44,091         53,500
Less accumulated depreciation and amortization                       34,722         43,248
                                                                   --------       --------
   Property and equipment, net                                        9,369         10,252
                                                                   --------       --------
OTHER ASSETS
Goodwill, net of accumulated amortization of $4,122 in
 1998 and $4,076 in 1997                                              1,832          1,878
Deferred income taxes                                                 6,012          5,125
Other                                                                10,798         10,894
                                                                   --------       --------
   Total other assets                                                18,642         17,897
                                                                   --------       --------
     TOTAL ASSETS                                                  $118,544       $125,248
                                                                   ========       ========


See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30,  December 31,
                                                                      1998          1997
                                                                  (Unaudited)
                                                                    (Thousands of Dollars)
CURRENT LIABILITIES
Current maturities of long-term debt                               $  2,300       $  2,914
Accounts payable and accrued expenses                                13,588         13,879
Billings on contracts in process in excess of costs and
 estimated earnings                                                  11,080         14,275
Employee compensation, benefits and payroll taxes                     9,697          8,721
Income taxes payable                                                    137             59
Other                                                                 9,516         11,012
                                                                   --------       --------
   Total current liabilities                                         46,318         50,860
                                                                   --------       --------

LONG TERM DEBT                                                       13,047         15,884
                                                                   --------       --------

OTHER LIABILITIES                                                     3,397          3,137
                                                                   --------       --------

CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares authorized;
3,170,294 shares issued in 1998; 3,170,494
  shares issued in 1997                                                 317            317
Series A common stock, $.10 par value, 20,500,000
shares authorized; 8,650,778 shares issued in 1998; 8,581,821
  shares issued in 1997                                                 865            858
Unrealized gain on investments                                          450            733
Additional paid-in capital                                           55,928         55,700
Retained earnings                                                     3,312          2,849
                                                                   --------       --------
                                                                     60,872         60,457
Less treasury stock at cost, 1,081,275 common shares in 1998
and 1997; 792,805 Series A common shares in 1998 and 1997             5,090          5,090
                                                                   --------       --------

   Total stockholders' equity                                        55,782         55,367
                                                                   --------       --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $118,544       $125,248
                                                                   ========       ========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                Three Months Ended September 30,
                                                                                --------------------------------
                                                                                     1998               1997
                                                                                     (Thousands of Dollars)
Gross revenues                                                                   $    62,416        $    60,463
Direct project costs                                                                  25,864             24,238
                                                                                 -----------        -----------
   Net revenues                                                                       36,552             36,225
                                                                                 -----------        -----------

Expenses:
   Direct salaries and other operating costs                                          32,074             32,709
   General and administrative expenses                                                 4,323              5,955
   Pension curtailment gain                                                             --               (3,899)
                                                                                 -----------        -----------
                                                                                      36,397             34,765
                                                                                 -----------        -----------

   Income from operations                                                                155              1,460
                                                                                 -----------        -----------

Other income (expense):
   Investment income                                                                     369                393
   Interest expense                                                                     (325)              (402)
   Other                                                                                 (27)               128
                                                                                 -----------        -----------
                                                                                          17                119
                                                                                 -----------        -----------

Income before income taxes                                                               172              1,579

Provision for income taxes                                                                68                537
                                                                                 -----------        -----------

   Net income                                                                    $       104        $     1,042
                                                                                 ===========        ===========

   Basic earnings per share                                                      $       .01        $       .11
                                                                                 ===========        ===========

Weighted average shares outstanding - basic                                        9,946,992          9,772,139
                                                                                 ===========        ===========

Diluted earnings per share                                                       $       .01        $       .11
                                                                                 ===========        ===========

Weighted average shares outstanding - diluted                                      9,970,024          9,787,751
                                                                                 ===========        ===========



See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                      1998               1997
                                                                                    (Thousands of Dollars)
Gross revenues                                                                   $   175,873        $   177,720
Direct project costs                                                                  71,634             67,786
                                                                                 -----------        -----------
   Net revenues                                                                      104,239            109,934
                                                                                 -----------        -----------

Expenses:
   Direct salaries and other operating costs                                          90,021            102,140
   General and administrative expenses                                                13,547             19,584
   Pension curtailment gain                                                             --               (3,899)
   Restructuring credit                                                                 --               (1,668)
                                                                                 -----------        -----------
                                                                                     103,568            116,157
                                                                                 -----------        -----------

   Income (loss) from operations                                                         671             (6,223)
                                                                                 -----------        -----------

Other income (expense):
   Investment income                                                                   1,156              1,262
   Interest expense                                                                   (1,031)            (1,227)
   Other                                                                                 (25)               194
                                                                                 -----------        -----------
                                                                                         100                229
                                                                                 -----------        -----------

Income (loss) before income taxes                                                        771             (5,994)

Provision (benefit) for income taxes                                                     308             (2,038)
                                                                                 -----------        -----------

   Net income (loss)                                                             $       463        $    (3,956)
                                                                                 ===========        ===========

   Basic earnings (loss) per share                                               $       .05        $      (.41)
                                                                                 ===========        ===========

Weighted average shares outstanding - basic                                        9,903,457          9,692,350
                                                                                 ===========        ===========

Diluted earnings (loss) per share                                                $       .05        $      (.41)
                                                                                 ===========        ===========

Weighted average shares outstanding - diluted                                      9,931,479          9,692,350
                                                                                 ===========        ===========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Nine Months Ended September 30,
                                                                                         -------------------------------
                                                                                               1998            1997
                                                                                               ----            ----
                                                                                             (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                         $    463        $ (3,956)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                                              2,877           4,081
   Pension curtailment gain                                                                    --            (3,899)
   Provision for losses on accounts receivable                                                  339             358
   Other                                                                                        278             389

 Change in assets and liabilities:
   Accounts receivable, trade                                                                 3,335           3,970
   Unbilled costs and estimated earnings on contracts in process                             (3,509)         (1,093)
   Other current assets                                                                      (2,132)           (502)
   Accounts payable and accrued expenses                                                       (291)          1,580
   Billings on contracts in excess of costs and estimated earnings                           (3,195)            299
   Employee compensation, benefits and payroll taxes                                            976          (3,482)
   Income taxes                                                                               1,078           1,610
   Deferred income taxes                                                                        113            (132)
   Other current liabilities                                                                 (1,775)         (2,732)
   Other assets and liabilities                                                                 890           3,373
                                                                                           --------        --------
 Net cash used for operating activities                                                        (553)           (136)
                                                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investments                                                            7,436          12,470
 Payments for purchase of investments                                                        (6,663)        (10,778)
 Purchase of property and equipment, net                                                     (1,490)         (2,075)
 Investments in other assets                                                                   (964)            (77)
                                                                                           --------        --------
  Net cash used for investing activities                                                     (1,681)           (460)
                                                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under long-term debt                                                     (4,112)         (1,880)
 Proceeds from issuance of Series A common stock                                                235             335
 Purchase of Series A common treasury stock                                                    --               (84)
                                                                                           --------        --------
  Net cash used for financing activities                                                     (3,877)         (1,629)
                                                                                           --------        --------

  Net decrease in cash and cash equivalents                                                  (6,111)         (2,225)

Cash and cash equivalents:
  Beginning of period                                                                        10,767           9,878
                                                                                           --------        --------
  End of period                                                                            $  4,656        $  7,653
                                                                                           ========        ========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders which is incorporated by reference in its Form 10-K filed with the Securities and Exchange Commission. Results for the three months and nine months ended September 30, 1998 are not necessarily indicative of results for the full year 1998.

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

Under the terms of the agreement, cash borrowings bear interest at 1% over the prime rate or, at the Company's option, other variable rates. Cash borrowings for purposes other than acquisitions are limited to 125% of cash and marketable securities pledged by the Company. The Company is subject to a 3/8% annual charge on the unused portion of the facility. The agreement requires the Company to maintain minimum levels of cash and marketable securities, tangible net worth and certain financial ratios and restricts certain expenditures and debt outside the agreement.

The Company had no outstanding cash borrowings under the facility at September 30, 1998 and had outstanding letters of credit aggregating $2,776,000.

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

NOTE 4 - PENSION CURTAILMENT GAIN

The Company elected to freeze benefits under its defined benefit pension plan as of July 1, 1997, resulting in recognition of a curtailment gain of $3,899,000 in accordance with Statement of Financial Accounting Standards No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

NOTE 5 - COMPREHENSIVE INCOME

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The statement, which became effective January 1, 1998, establishes rules for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that, under generally accepted accounting principles, are excluded from the determination of net income.

The calculation of comprehensive income (loss) for the three months and nine months ended September 30, 1998 and 1997 follows:

                                   Three Months               Nine Months
                                      Ended                      Ended
                                   September 30              September 30
                                   ------------              ------------
                                1998         1997          1998         1997
                                ----         ----          ----         ----
Net income (loss)            $    104    $   1,042     $    463     $  (3,956)
Unrealized gain (loss) on
  investments, net of tax        (436)         273         (283)          418
                             --------    ---------     --------     ---------
Comprehensive income (loss)  $   (332)   $   1,315     $    180     $  (3,538)
                             ========    =========     ========     =========


NOTE 6 - CONSOLIDATED STATEMENTS OF CASH FLOW

Net cash refunds for income taxes were $1,085,000 and $3,562,000 in the first nine months of 1998 and 1997, respectively. Cash payments for interest were $680,000 and $802,000 in the nine months ended September 30, 1998 and 1997, respectively.

Capital lease obligations of $661,000 were incurred in the nine months ended September 30, 1998.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1998 was $104,000, or $.01 per share, compared to net income of $1,042,000, or $.11 per share, for the three months ended September 30, 1997. Net income for the nine months ended September 30, 1998 was $463,000, or $.05 per share, compared to a net loss of $3,956,000, or $.41 per share, for the nine months ended September 30, 1997.

Net revenues increased 1% to $36,552,000 for the three months ended September 30, 1998 and decreased 5% to $104,239,000 for the nine months ended September 30, 1998 compared to the 1997 periods. Net revenues for the nine months ended September 30, 1998 include approximately $800,000 from a U.S. government agency in payment for work performed in an earlier period. A significant portion of the revenue decline in the nine months ended September 30, 1998 is due to the sale of the Company's analytical laboratory operations in May 1997.

The Company had income from operations of $155,000 and $671,000 in the three months and nine months ended September 30, 1998, respectively, compared to income from operations of $1,460,000 in the three months ended September 30, 1997 and a loss from operations of $6,223,000 in the nine months ended September 30, 1997. The 1997 periods include a gain of $3,899,000 from curtailment of the Company's defined benefit pension plan. The improved results for the three months and nine months ended September 30, 1998 are due to higher margins and cost reduction efforts that began in the middle of 1997. The nine months ended September 30, 1997 also included charges of $2,500,000 for reductions in the Company's workforce and changes to its Board of Directors and senior management.

Investment income in the three months ended September 30, 1998, includes a gain on the sale of certain investments of $227,000. Interest expense declined $77,000, or 19%, and $196,000, or 16%, in the three months and nine months ended September 30, 1998, due to the reduction of 7% Convertible Subordinated Debentures outstanding and the repayment of a term loan.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents decreased $6,111,000 in the first nine months of 1998 to $4,656,000 from $10,767,000 at December 31, 1997. Marketable securities decreased $568,000 in the first nine months of 1998 to $3,600,000 from $4,168,000 at December 31, 1997.

Operating activities used cash of $553,000 for the first nine months of 1998, and used cash of $136,000 in the comparable 1997 period. Net cash investments in property and equipment and other assets were $2,454,000 in the first nine months of 1998, compared to $2,152,000 in the comparable 1997 period. The Company used cash of $3,877,000 in financing activities in the first nine months of 1998, compared to $1,629,000 in the comparable 1997 period. The nine months ended September 30, 1998 included the repurchase of $3,393,000 principal amount of the Company's 7% Convertible Subordinated Debentures in order to satisfy the April 15, 1998 sinking fund requirement and a portion of the April 15, 1999 sinking fund requirement. Further debenture repurchases of $1,976,000 are required before April 15, 1999.

On June 5, 1998 the Company entered into an $18,000,000 revolving credit facility to provide cash borrowings and letters of credit. The facility is for a two-year period with a one-year renewal option and is available for working capital and other general corporate purposes including permitted acquisitions.

YEAR 2000 ISSUES

Year 2000 Readiness Disclosure:

Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year and may be unable to accurately process data and transactions after January 1, 2000 (Y2K Issues). As a result, there are risks of miscalculations or system failures, which could cause disruptions of business operations.

The Company is in the process of implementing a readiness program with the objective of having all significant exposures under its direct control functioning properly with respect to Y2K Issues before January 1, 2000. The Company expects that its readiness program will achieve this objective and that the costs of Y2K readiness will not have a material adverse effect on the Company's results of operations or financial condition.

The Y2K readiness program is organized into functional areas including business systems; computer hardware infrastructure; office facilities and equipment; legal and insurance matters; and communications with clients and vendors. The Company has formed a Y2K Readiness team, which is addressing the following:


          -     Inventorying Y2K Issues
          -     Assigning priorities to identified Y2K Issues;
          -     Assessing Y2K compliance of material items;
          -     Repair or replacement of any items found to be non-compliant;
          -     Testing of repaired or replaced items;
          - Design and implementation of contingency and business continuation plans.

The Company has substantially completed its inventory of Y2K Issues and has assigned priorities to the identified Issues. The assessment of compliance is more than 50% complete and the process of repair and replacement of non-compliant systems is underway and is expected to be completed by August 1999. In addition, the Company is in the process of identifying and contacting service providers, suppliers and clients whose activities are believed to be critical to business operations to determine their compliance with Y2K Issues.

The Company has begun to develop contingency plans intended to mitigate possible disruptions in business that may result from Y2K Issues. These plans will address special payment considerations from clients, alternate suppliers and alternate methods of processing business transactions. The contingency plans will be continually modified as additional information becomes available.

As part of the Company's ongoing plan to reduce overhead costs, the Company is in the process of installing new business systems, which are designed to more efficiently manage the Company's operations. The vendor of these systems has warranted that they are Y2K compliant. The new systems are expected to be fully operational during 1999 and the Company believes that it will be Y2K compliant. The cost of implementation of the new business systems is expected to be $4,250,000 to $5,250,000, of which approximately $2,250,000 was expended as of September 30, 1998.

In addition to the cost of implementation of the new business systems, the Company currently estimates that the cost of identifying, evaluating and correcting Y2K issues will be $500,000 to $1,000,000. Expenditures as of September 30, 1998 are approximately $250,000. The costs of replacing systems, including hardware and software packages will be capitalized and amortized over their useful lives, while all other costs will be expensed as incurred.

The Company's Y2K readiness program is an ongoing process and the estimates of costs and completion dates, as well as the Company's expectations, described above are subject to uncertainties. For example, the total costs which the Company will incur in connection with Year 2000 Issues will be influenced by the Company's ability to successfully complete its Y2K readiness program, including identification of issues, the nature and amount of programming required to fix affected programs, the related labor and/or consulting costs for such remediation and the ability of third parties with whom the Company has business relationships to successfully address their own Y2K issues. The failure of the Company to successfully identify and fix all Y2K Issues in critical operations, or the failure of critical customers or critical systems vendors to continue operations due to their Y2K issues, could have a material adverse effect on the Company's results of operations and financial condition.

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

- The Company's ability to successfully implement its readiness program for Y2K Issues.

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

                  Exhibit No.             Description

                  10.6                    First Amendment to Credit Agreement
                                          dated August 14, 1998.

                  11                      Statements of Computation of Basic
                                          and Diluted Earnings (Loss) Per Share.

                  27                      Financial Data Schedule.

                  (b)   Reports on Form 8-K

                        No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ROY F. WESTON, INC.
                                          (Registrant)




Date: November 11, 1998                   By: /s/ William Robertson
                                              --------------------------------
                                          William Robertson
                                          Chairman and Chief Executive Officer
                                          (Duly Authorized Officer)





Date: November 11, 1998                    By: /s/ William G. Mecaughey
                                               -------------------------------
                                           William G. Mecaughey
                                           Vice President and
                                           Chief Financial Officer
                                           (Chief Accounting Officer)