Form 10-K405
period 1998-12-31
WESTON ROY F INC
filed 1999-03-30
CIK 106473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _________________TO_________________

                          COMMISSION FILE NUMBER 0-4643

                               ROY F. WESTON, INC.

             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                           23-1501990
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

             1400 WESTON WAY
              P.O. BOX 2653
       WEST CHESTER, PENNSYLVANIA                                       19380
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Series A Common Stock reported in the NASDAQ National Market System on March 10, 1999, was approximately $13,901,000. Solely for the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock were considered affiliates. As of March 10, 1999, the Registrant had outstanding 7,857,973 shares of Series A Common Stock ($.10 par value) and 2,089,019 shares of Common Stock ($.10 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's 1998 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders expected to be held on May 10, 1999, are incorporated by reference into Part III of this report.

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

FORWARD LOOKING STATEMENTS

         From time to time, the Company, its management, or other company representatives may make or publish statements which contain projections, beliefs, expectations, predictions or intentions relating to anticipated financial performance, business prospects, potential contract value, business strategy and plans, technological developments, and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a number of risk factors and uncertainties could cause the Company's actual results, experience or outcome to differ materially from projections, beliefs, expectations, predictions or intentions expressed in forward looking statements, including such statements included or incorporated by reference in this report. These risks and uncertainties, which may affect the operations, performance, development and results of the Company's business, include, but are not limited to, the following (as well as those identified elsewhere in this report):

-    The highly competitive marketplace in which the Company's operates.

- Changes in and levels of enforcement of federal, state, and local environmental legislation and regulations.

- The Company's ability to obtain new contracts from existing as well as new clients, and the uncertain timing of awards and contracts.

- The Company's ability to execute new projects and those in backlog within reasonable cost estimates, as well as other contract performance risks.

- Funding appropriation, funding delay, and the issuance of work orders on government projects.

- The Company's ability to achieve any planned overhead or other cost reductions while maintaining adequate work flow.

- The Company's ability to successfully implement its readiness program for Y2K issues.

- The Company's ability to obtain adequate financing for its current operations and future expansion, including adequate financing for the Company's acquisition strategy.

- The Company's ability to execute its strategic plan through successful marketing activities and continued cost containment.

- The nature of the Company's work with hazardous materials, toxic wastes, and other pollutants, and the potential for uninsured claims or claims in excess of insurance limits, including professional liability and pollution claims.

- The Company's ability to conclude and implement acquisitions of other businesses consistent with the Company's acquisition strategy.

-    The Company's ability to retain key personnel.

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

        The Company's business strategy includes regular evaluation of opportunities to acquire, make investments in, or enter into joint ventures or other strategic alliances with, companies whose business complement the Company's business, some of which could be material.

                                    SERVICES

        The Company is pursuing infrastructure redevelopment as its primary market focus. Infrastructure involves physical resources - structures, facilities, plants and equipment, as well as land and other natural resources that are vital to the economic life of society. Redevelopment entails undoing the adverse consequences of past development activities and restoring damaged resources to productive uses. Infrastructure redevelopment helps clients decide whether and how to make positive changes in the character or condition of something they own.

        Infrastructure redevelopment is being pursued by the Company for a number of reasons. Demand for regulatory-driven environmental services, which are still a major source of business for the Company, has been declining. While the Company intends to maintain such services, it sees its long term opportunities in infrastructure redevelopment services where the market has been growing at an average rate of nearly 10% annually.

        The Company provides its services by combining its professional skills and technological resources in an integrated systems approach, which uses technical information and program management capabilities as well as cost control systems. The Company's service lines include infrastructure redevelopment, federal program management, and knowledge systems and solutions. Information about net revenues, segment profit (loss) and total assets for 1998 is included in Note 17 to the Consolidated Financial Statements on page 36 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

INFRASTRUCTURE REDEVELOPMENT

        The Company's services involve the identification and characterization of a client's problems; the evaluation of alternative solutions; and the selection, design and development of a technologically feasible, cost-effective, and politically acceptable solution. The Company's trained professionals who provide these services are drawn from many different scientific and technological disciplines to assess the long-term effects and the risks associated with the environmental impact of clients' activities and products. In performing feasibility studies and environmental impact and risk assessments, the Company's professionals examine the relative effectiveness of various technological approaches for achieving permanent solutions and ensuring that additional environmental concerns are not created in the course of solving the primary problem.

        The Company applies its skills to all phases of environmental matters and other problems, including those relating to infrastructure redevelopment, major program management, compliance and air quality management services.

        INFRASTRUCTURE REDEVELOPMENT CONSULTING. Infrastructure redevelopment consulting comprises a broad range of managerial and technical consulting services that allow federal, municipal and industrial clients to revitalize systems and facilities to profitable and sustainable use. Infrastructure, including water/wastewater systems, commercial and industrial real estate, waterways and transportation systems, are expected to require continually increasing redevelopment to maintain economic growth, private investment and commerce. In addition, the Company provides the ability for clients to outsource the operation and maintenance of water and wastewater facilities that are not part of the client's core business.

        COMPLIANCE SERVICES. Compliance services include identification and interpretation of regulations, technical assessment of environmental issues, technology identification and evaluation, implementation planning/management, emergency response and control, and long-term monitoring and maintenance of compliance. The Company believes that much of the compliance consulting market, driven primarily by regulatory issues, faces increasing price-sensitivity and slow growth.

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

FEDERAL PROGRAMS

        Federal program management involves all phases of large-scale environmental, health and safety problems of industry and government. The Company has the resources and technical abilities to accept overall responsibility for siting, evaluating, designing, implementing, and managing environmental programs, and to apply its diversified services, as appropriate, in an integrated systems approach. The Company provides the management systems and the direct involvement of its most senior management to deal with the complexities of the underlying environmental problems, as well as the commitment of large numbers of personnel at geographically dispersed sites for extended time frames. The Company typically bids for contracts as the prime contractor and forms subcontractor teams in those instances where subcontractors provide expertise and staffing that substantially enhance the Company's ability to obtain and perform contracts. Subcontractors may, from time to time, include certain competitors of the Company.

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

        The Company derived 55%, 54% and 56% of its consolidated gross revenues from the federal government for the years ended December 31, 1996, 1997 and 1998, respectively. Gross revenue percentages from the DOD, EPA and DOE for each of the fiscal years are as follows:

                   PERCENTAGES OF CONSOLIDATED GROSS REVENUES
                         FOR THE YEARS ENDED DECEMBER 31

                             1996              1997              1998
                             ---              -----            ------
          DOD                 21%                21%              25%
          EPA                 18%                20%              21%
          DOE                 13%                11%               8%
          OTHER                3%                 2%               2%
                             ---              -----            -----
                              55%                54%              56%

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

INDUSTRY

        The Company provides a full range of services for industrial clients. Service to industrial clients provided 30%, 30% and 26% of the Company's gross revenues in 1996, 1997 and 1998, respectively. In addition to complying with regulatory requirements, companies are recognizing that the environmental impact must be considered from the inception of a product, throughout its use and final disposal. Corporate clients, which range from small business concerns to Fortune 100 companies, are offered a wide range of consulting, construction, remediation and redevelopment; and knowledge systems and solutions services. Market segments served include manufacturing, chemicals and allied products, petroleum, forest products, and utilities.

PUBLIC WORKS AND LOCAL GOVERNMENT

        The Company provides consulting and construction redevelopment services to many state and local governments and agencies. Services to public works and local government clients provided 15%, 16% and 18% of the Company's gross revenues in 1996, 1997 and 1998, respectively. A growing number of cities, regional authorities, and state governments are instituting long-range programs to update essential facilities. Because these projects require comprehensive planning and engineering, they are expected to continue to be an important component of the Company's business. Typical projects include the design of water supply and wastewater systems; solid waste management; asbestos management; computer-based geographic mapping, and landfill design.

                                   COMPETITION

        The Company's markets are very competitive and require highly skilled, experienced technical and management personnel. Competition is based on, among other things, reputation, quality of service, price, expertise and local presence. In each of its specific service areas, the Company competes with many firms that are both larger and smaller than the Company, although no firm currently dominates any significant portion of those service areas. Many of these competitors have greater financial resources than the Company.

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

                                     BACKLOG

        The Company's net contract backlog (excluding estimated project expenses that are directly passed through to customers) was $61.0 million and $65.3 million at December 31, 1998 and 1997, respectively. Additionally, the Company derives revenues from open order contracts and from activities related to emergency response. As work assignments are approved and funded, the Company includes these amounts in the net contract backlog. As is customary in the industry, contracts are subject to cancellation by the customer, changes in scope of work, and delays in project startup, therefore all amounts reflected in backlog may not be realized as net revenues. The Company anticipates that the majority of its backlog will be realized in the current fiscal year.

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

                                    PERSONNEL

        As of December 31, 1998, the Company had approximately 1,600 employees, many of whom had advanced degrees in a variety of technical disciplines. Of these, 34 employees held doctorates, 246 held master's degrees, 110 were registered professional engineers, and 14 were diplomates of the American Academy of Environmental Engineers. The Company's ability to remain competitive depends on its ability to attract and retain qualified personnel.

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

        In addition, administrative regulations mandated by the 1990 amendments to the Clean Air Act are likely to play a significant role in the Company's services to its industrial clients in the areas of emission and ambient air monitoring, air quality modeling and permitting, and assistance with compliance certification. In addition, new federal and state regulations are continually being considered which, if adopted, could materially impact the Company's business.

        The principal federal laws that affect the Company's business are:

        THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980 (CERCLA OR SUPERFUND) AND SUPERFUND AMENDMENTS AND REAUTHORIZATION ACT (SARA) OF 1986: CERCLA addresses past waste disposal practices by providing means for identifying and remediating hazardous waste sites. The law authorizes EPA to compel responsible parties to remediate abandoned sites. Where initial enforcement actions would result in lengthy delays or where responsible parties cannot readily be identified, CERCLA authorizes funds for cleanups. Congress enacted SARA in 1986 to amend CERCLA and reauthorize Superfund. SARA strengthens EPA's authority to conduct short- and long-term enforcement and expands state involvement in the cleanup process. SARA also expands EPA's commitment to research and development, training, health assessments, and public participation. Sites considered to be most in need of remediation are ranked on EPA's National Priorities List (NPL). By March 1999, some 1,204 federal and nonfederal sites were listed or proposed for the NPL, and some 10,500 other hazardous waste sites remained on the CERCLA inventory of potential trouble spots.

        THE CLEAN WATER ACT (CWA): Amended in February 1987, the CWA authorized federal revolving loan funds through 1996 for construction grants and startup money to build wastewater treatment plants. Additional funds were appropriated for fiscal years 1997, 1998 and 1999. The Company believes that the CWA is accelerating the market for the municipal wastewater treatment plant design and construction services provided by the Company. Controls imposed by the CWA on toxic effluents also are stimulating industrial expenditures.

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

        The Company also leases an aggregate of approximately 460,000 square feet of office space in offices located in 25 states and the District of Columbia. Aggregate lease payments in 1998 were $12.2 million, of which $7.5 million were subject to direct reimbursement from projects. Approximately 116,000 square feet of such space has been subleased to third parties. These leases for office facilities are generally for 5 years or less.


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        Information with respect to this item is incorporated by reference herein from the information in the Company's 1998 Annual Report to Shareholders in Notes 6 and 7 to the Consolidated Financial Statements on pages 25 to 27 and under the headings "Company Stock Listing" and "Stock History" on the inside back cover.


ITEM 6.  SELECTED FINANCIAL DATA

        Information with respect to this item is incorporated by reference herein from the information in the Company's 1998 Annual Report to Shareholders on page 15.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information with respect to this item is incorporated by reference herein from the information in the Company's 1998 Annual Report to Shareholders on pages 9 to 14.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        (a) Information with respect to this item is incorporated by reference herein from the information in the Company's 1998 Annual Report to Shareholders on pages 15 to 37.

        (b) Selected Quarterly Financial Data (Unaudited) are set forth in Note 18 to the Consolidated Financial Statements contained in the Company's 1998 Annual Report to Shareholders on page 37 and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

        Information with respect to this item is set forth in the Company's definitive Proxy Statement, (the "Proxy Statement") to be filed with the Securities and Exchange Commission, for the Annual Meeting of Shareholders expected to be held on May 10, 1999, under the headings "Election of Directors", "Executive Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this report:

1.       Consolidated Financial Statements:

         The information appearing in the Company's 1998 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

2.       Financial Statement Schedule:

         -   Report of Independent Accountants

         -   Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         With the exception of the consolidated financial statements and the independent accountants' report thereon listed in the above index, the information referred to in Items 5, 6, and 7, and the supplementary quarterly financial information referred to in Item 8, all of which are included in the 1998 Annual Report to Shareholders of Roy F. Weston, Inc. and incorporated by reference into this Annual Report on Form 10-K, the 1998 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

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

        10.1 Form of the Company's Retirement Supplement to Split Dollar Life Insurance Agreement. Incorporated by reference to Exhibit 10 (c) to the Company's Registration Statement on Form S-1 (Registration No. 33-5914) ("No. 33-5914").

        10.2 Form of the Company's Executive Supplemental Benefit Plan - Supplemental Retirement Agreement. Incorporated by reference to Exhibit 10(d) to No. 33-5914.

        10.3      The Company's Stock-Based Incentive Compensation Plan.

        10.4 The Company's Retirement Income Restoration Plan, as amended. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        10.5 Employment Agreement between William L. Robertson and the Company dated as of July 14, 1997. Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

        10.6 Amendment to Employment Agreement between William L. Robertson and the Company dated May 19, 1998. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

        10.7 Elective Deferred Compensation Agreement between William L. Robertson and the Company dated December 23, 1997. Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        10.8 Continuing Services/Retirement Agreement between Roy F. Weston and the Company dated July 19, 1997. Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

        10.9 Consulting Services Agreement between Globequest International Ltd. and the Company for the services of Tom Harvey, dated May 23, 1997. Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

        10.10 Consulting/Marketing Services Agreement between Armitage Associates L.C. and the Company dated September 1, 1997. Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        10.11 Stock Pooling Agreement among the Company and certain holders of the Company's Common Stock effective January 2, 1998. Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

EXHIBIT NO.                         DESCRIPTION

        10.12 Credit Agreement between the Company and Bank of America National Trust and Savings Association dated as of June 5, 1998. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

        10.13 First Amendment to Credit Agreement between the Company and Bank of America National Trust and Savings Association dated August 14, 1998. Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

        10.14 Employment Agreement between the Company and Patrick G. McCann dated as of March 11, 1998. Incorporated by reference to
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

        10.15 Consulting Services Agreement between the Company and Katherine W. Swoyer effective July 1, 1998. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

        10.16 Travel Management Services Agreement between International Corporate Travel Services, Inc. and the Company dated March 15, 1996. Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        10.17 Termination Agreement between International Corporate Travel Services and the Company dated May 28, 1998. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

        11        Computation of Basic and Diluted Earnings (Loss) per Share.

        13        The Company's 1998 Annual Report to Shareholders.

        21        Subsidiaries of the Company.

        23        Consent of Independent Accountants.

        27        Financial Data Schedule.

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

Note: Any of the exhibits listed in the foregoing index not included with this Annual Report on Form 10-K may be obtained without charge by writing to Arnold
P. Borish, Esq., Corporate Secretary, Roy F. Weston, Inc., 1400 Weston Way, P.O. Box 2653, West Chester, Pennsylvania 19380.

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Roy F. Weston, Inc.

         Our report on the consolidated financial statements of Roy F. Weston, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 15 of the 1998 Annual Report to Shareholders of Roy F. Weston, Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 14 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



PRICEWATERHOUSECOOPERS, LLP

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 4, 1999

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)



                                                  AMOUNTS        DEDUCTIONS -
                               BALANCE AT       CHARGED TO        CHARGED TO      WRITE-OFF OF         BALANCE
                                BEGINNING        COSTS AND           OTHER        UNCOLLECTIBLE       AT END OF
        DESCRIPTION             OF PERIOD        EXPENSES          ACCOUNTS         ACCOUNTS           PERIOD
YEAR ENDED
     DECEMBER 31, 1998:
     Allowance for
     Doubtful Accounts           $1,750            $704              $ --             $572             $1,882

YEAR ENDED
     DECEMBER 31, 1997:
     Allowance for
     Doubtful Accounts           $1,510            $511              $ --             $271             $1,750

YEAR ENDED
     DECEMBER 31, 1996:
     Allowance for
     Doubtful Accounts           $1,800            $291              $ --             $581             $1,510

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, ROY F. WESTON, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                               ROY F. WESTON, INC.

                            By: WILLIAM L. ROBERTSON
                              William L. Robertson
                              Chairman of the Board


                              Date: March 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

              NAME                                          TITLE                                      DATE

     WILLIAM L. ROBERTSON                        Chairman of the Board and                       March 26, 1999
____________________________________             Chief Executive Officer
     William L. Robertson                        (Principal Executive Officer)

     PATRICK G. MCCANN                           President and                                   March 26, 1999
____________________________________             Chief Operating Officer
     Patrick G. McCann                           (Principal Operating Officer)

     WILLIAM G. MECAUGHEY                        Vice President and                              March 26, 1999
____________________________________             Chief Financial Officer
     William G. Mecaughey                        (Principal Financial Officer)

     RICHARD L. ARMITAGE                         Director                                        March 26, 1999
____________________________________
     Richard L. Armitage

     JESSE BROWN                                 Director                                        March 26, 1999
____________________________________
     Jesse Brown

     THOMAS E. CARROLL                           Director                                        March 26, 1999
____________________________________
     Thomas E. Carroll

     THOMAS HARVEY                               Director                                        March 26, 1999
____________________________________
     Thomas Harvey

     WAYNE F. HOSKING, JR.                       Director                                        March 26, 1999
____________________________________
     Wayne F. Hosking, Jr.

     KATHERINE W.  SWOYER                        Vice Chair and                                  March 26, 1999
____________________________________             Director
     Katherine W. Swoyer


     THOMAS M.  SWOYER, JR.                      Director                                        March 26, 1999
____________________________________
     Thomas M. Swoyer, Jr.

     A. FREDERICK THOMPSON                       Director                                        March 26, 1999
____________________________________
     A. Frederick Thompson

     ROY F. WESTON                               Director                                        March 26, 1999
____________________________________
     Roy F. Weston

     JAMES H. WOLFE                              Director                                        March 26, 1999
____________________________________
     James H. Wolfe