Form 10-Q
period 1999-03-31
WESTON ROY F INC
filed 1999-05-17
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


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

                                    Yes X   No
                                       ---    ---

         As of April 30 1999, the registrant had outstanding 7,857,973 shares of Series A common stock and 2,089,019 shares of common stock.

         Index                                                                 Page
         -----                                                                 ----
Part I - Financial Information

         Item 1.  Financial Statements:

                           Consolidated Balance Sheets -
                           March 31, 1999 and December 31, 1998                 1-2

                           Consolidated Statements of Operations -
                           Three Months Ended March 31, 1999 and 1998             3

                           Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 1999 and 1998             4

                           Notes to Consolidated Financial Statements             5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                   6-8

Part II - Other Information                                                       8
         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults Upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   March 31,   December 31,
                                                                     1999          1998
                                                                  (Unaudited)
                                                                   (Thousands of Dollars)
CURRENT ASSETS
Cash and cash equivalents                                          $     74      $  3,993
Marketable securities                                                 1,408         1,547
Accounts receivable, trade, net of allowance for doubtful
 accounts of $1,942 in 1999 and $1,882 in 1998                       60,026        60,476
Unbilled costs and estimated earnings on contracts in process        21,710        20,540
Deferred income taxes                                                 2,483         2,470
Other                                                                 5,015         4,376
                                                                   --------      --------

   Total current assets                                              90,716        93,402
                                                                   --------      --------

PROPERTY AND EQUIPMENT
Land                                                                    215           215
Buildings and improvements                                           10,900        11,500
Furniture and equipment                                              30,897        30,544
Leasehold improvements                                                1,776         1,787
Construction in progress                                                337          --
                                                                   --------      --------
   Total property and equipment                                      44,125        44,046
Less accumulated depreciation and amortization                       34,562        34,852
                                                                   --------      --------

   Property and equipment, net                                        9,563         9,194
                                                                   --------      --------

OTHER ASSETS
Goodwill, net of accumulated amortization of $4,153 in
 1999 and $4,138 in 1998                                              1,801         1,816
Deferred income taxes                                                 5,300         5,528
Other                                                                10,681        11,416
                                                                   --------      --------

   Total other assets                                                17,782        18,760
                                                                   --------      --------

     TOTAL ASSETS                                                  $118,061      $121,356
                                                                   ========      ========

See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             March 31,  December 31,
                                                               1999         1998
                                                           (Unaudited)
                                                            (Thousands of Dollars)
CURRENT LIABILITIES
Borrowings under line of credit                             $  4,400      $  1,900
Current maturities of long-term debt                             315         1,700
Accounts payable and accrued expenses                         16,295        17,579
Billing on contracts in process in excess of costs and
 estimated earnings                                            9,218        10,939
Employee compensation, benefits and payroll taxes              6,877         8,445
Income taxes payable                                             219           202
Other                                                          7,645         7,783
                                                            --------      --------
   Total current liabilities                                  44,969        48,548
                                                            --------      --------

LONG TERM DEBT                                                12,842        12,997
                                                            --------      --------

OTHER LIABILITIES                                              3,568         3,487
                                                            --------      --------

CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares
authorized; 3,170,294 shares issued in 1999; 3,170,294
shares issued in 1998                                            317           317

Series A common stock, $.10 par value, 20,500,000
shares authorized; 8,650,778 shares issued in 1999;
8,650,778 shares issued in 1998                                  865           865

Unrealized gain on investments                                   584           597

Additional paid-in capital                                    55,928        55,928

Retained earnings                                              4,078         3,707
                                                            --------      --------
                                                              61,772        61,414
Less treasury stock at cost, 1,081,275 common shares
in 1999 and 1998; 792,805 Series A common shares in
1999 and 1998                                                  5,090         5,090
                                                            --------      --------

   Total stockholders' equity                                 56,682        56,324
                                                            --------      --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $118,061      $121,356
                                                            ========      ========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended March 31,
                                                      1999              1998
                                                       (Thousands of Dollars)
Gross revenues                                    $    72,804       $    54,677
Direct project costs                                   34,989            21,926
                                                  -----------       -----------
   Net revenues                                        37,815            32,751
                                                  -----------       -----------

Expenses:
   Direct salaries and other operating costs           32,723            27,953
   General and administrative expenses                  4,375             4,450
                                                  -----------       -----------
                                                       37,098            32,403
                                                  -----------       -----------

   Income from operations                                 717               348
                                                  -----------       -----------

Other income (expense):
   Investment income                                      205               387
   Interest expense                                      (341)             (373)
   Other                                                   37               (17)
                                                  -----------       -----------
                                                          (99)               (3)
                                                  -----------       -----------

Income before income taxes                                618               345

Provision for income taxes                                247               138
                                                  -----------       -----------

   Net income                                     $       371       $       207
                                                  ===========       ===========

   Basic earnings per share                       $       .04       $       .02
                                                  ===========       ===========

Weighted average shares outstanding - basic         9,946,992         9,880,861
                                                  ===========       ===========

   Diluted earnings per share                     $       .04       $       .02
                                                  ===========       ===========

Weighed average shares outstanding - diluted        9,946,992         9,904,474
                                                  ===========       ===========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                                March 31,
                                                                          1999          1998
                                                                          ----          ----
                                                                        (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $   371       $    207

  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                            877          1,010
   Provision for losses on accounts receivable                              195            238
   Other                                                                     (6)          (111)

 Change in assets and liabilities:
   Accounts receivable, trade                                               255          5,171
   Unbilled costs and estimated earnings on contracts in process         (1,170)         1,324
   Other current assets                                                    (639)        (1,312)
   Accounts payable and accrued expenses                                 (1,284)          (824)
   Billings on contracts in excess of costs and estimated earnings       (1,721)        (3,882)
   Employee compensation, benefits and payroll taxes                     (1,568)           532
   Income taxes                                                              17             36
   Deferred income taxes                                                    222            116
   Other current liabilities                                               (131)          (780)
   Other assets and liabilities                                             305            670
                                                                        -------       --------
  Net cash provided by (used for) operating activities                   (4,277)         2,395
                                                                        -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investments                                          882          1,876
 Payments for purchase of investments                                      --           (4,153)
 Purchase of property and equipment, net                                   (911)          (531)
 Investments in other assets                                               (378)          (162)
                                                                        -------       --------
  Net cash used for investing activities                                   (407)        (2,970)
                                                                        -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit                                       2,500           --
Principal payments under long-term debt                                  (1,735)        (3,180)
Other, net                                                                 --                6
                                                                        -------       --------
Net cash provided by (used for) financing activities                        765         (3,174)
                                                                        -------       --------

Net increase (decrease) in cash and cash equivalents                     (3,919)        (3,749)

Cash and cash equivalents:
Beginning of period                                                       3,993         10,767
                                                                        =======       ========
End of period                                                           $    74       $  7,018
                                                                        =======       ========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders which is incorporated by reference in its Form 10-K filed with the Securities and Exchange Commission. Results for the three months ended March 31, 1999 are not necessarily indicative of results for the full year 1999.

NOTE 2 - LINE OF CREDIT AGREEMENT

The Company's line of credit was amended effective March 31, 1999 to reduce required minimum cash balances and revise required financial ratios. The Amendment also established a new sublimit of $8 million for working capital borrowings.

NOTE 3 - CONSOLIDATED STATEMENTS OF CASH FLOW

Net cash refunds for income taxes were $2,000 and $183,000 in the first three months of 1999 and 1998, respectively. Cash payments for interest were $100,000 and $103,000 in the three months ended March 31, 1999 and 1998, respectively.

The Company incurred $195,000 of capital lease obligations in the three months ended March 31, 1999.

NOTE 4 - SEGMENTS

Net revenues and segment profit (loss) for the three months ended March 31, 1999 and 1998 were as follows:

                                                         1999            1998
Net revenues:
    Infrastructure Redevelopment                       $ 30,285        $ 25,282
    Federal Programs                                      6,140           6,145
    Knowledge Systems and Solutions                         778           1,111
    Corporate                                               612             213
                                                       ========        ========
Consolidated                                           $ 37,815        $ 32,751
                                                       ========        ========

Segment profit (loss):
    Infrastructure Redevelopment                       $  3,930        $  3,251
    Federal Programs                                      1,228           1,067
    Knowledge Systems and Solutions                        (197)             20
    Corporate                                            (4,343)         (3,993)
                                                       ========        ========
Consolidated                                           $    618        $    345
                                                       ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1998.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1999 was $371,000 or $.04 per share, compared to $207,000 or $.02 per share, for the three months ended March 31, 1998.

Gross revenues increased 33% to $72,804,000 for the three months ended March 31, 1999 compared to $54,677,000 in the 1998 period. Net revenues increased 15% to $37,815,000 for the three months ended March 31, 1999, compared to $32,751,000 for the comparable 1998 period. Direct labor costs increased 17%, concentrated in the Company's Infrastructure Redevelopment segment, due to additional projects obtained through enhanced selling efforts. The larger increase in gross revenues is primarily due to increased subcontracting activity, the expense of which is passed through to the Company's clients.

For the three months ended March 31, 1999, income from operations was $717,000, up 106% from $348,000 in the 1998 period. The increased income was due primarily to higher net revenues. The Company experienced slightly lower margins as it invested in additional selling resources in selected high growth infrastructure redevelopment markets, resulting in a 3% reduction in operating utilization compared to the 1998 first quarter. The Company expects these additional sales efforts to yield additional revenue with improved margins.

Investment income decreased $182,000, or 47%, to $205,000 in the three months ended March 31, 1999 due primarily to lower amounts invested. Interest expense declined $32,000, or 9%, to $341,000 principally due to the reduction of 7% convertible subordinated debt outstanding.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents decreased $3,919,000 in the first three months of 1999 to $74,000 from $3,993,000 at December 31, 1998. Marketable securities decreased $139,000 in the first three months of 1999 to $1,408,000 from $1,547,000 at
December 31, 1998.

Operating activities used cash of $4,277,000 for the first three months of 1999, compared to providing $2,395,000 in the comparable 1998 period. Unbilled costs and estimated earnings on contracts in process, net of advance billings increased $2,891,000 in the three months ended March 31, 1999. Net cash investments in property and equipment and other assets were $1,289,000 in the first three months of 1999, compared to $693,000 in the comparable 1998 period. A substantial portion of these investments related to the Company's new business systems. Financing activities provided cash of $765,000 as the Company borrowed $2,500,000 under its line of credit facility and repurchased $1,620,000 principal amount of its 7% convertible subordinated debentures in order to satisfy the April 15, 1999 sinking fund requirement.

The Company's revenue growth has increased the Company's cash needs to fund working capital. If the Company continues to experience revenue growth, the Company may be required to renegotiate limitations under its line of credit or to seek additional financing to meet its cash needs.

YEAR 2000 ISSUES

The Company continues to implement its Y2K readiness program and as of March 31, 1999 had expended approximately $3,500,000 of the $4,250,000 to $5,250,000 expected cost of its new business systems and expended approximately $200,000 of the $500,000 to $1,000,000 estimated to address other Y2K issues. A more complete discussion of the Company's Y2K Readiness Disclosure is contained on pages 12-13 of the Company's 1998 Annual Report to Shareholders.

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

-        The highly competitive marketplace in which the Company operates.

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

- The Company's ability to obtain adequate financing for its current operations and future expansion, including adequate financing to fund working capital needs and the Company's acquisition strategy.

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

         Item 2.    Changes in Securities
                                    Not Applicable.

         Item 3     Defaults Upon Senior Securities
                                    Not Applicable.

         Item 4.    Submission of Matters to a Vote of Security Holders
                                    Not Applicable.

         Item 5.    Other Information
                                    Not Applicable.

         Item 6.    Exhibits and Reports on Form 8-K

                           (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                                    Exhibit No.   Description
                                    -----------   -----------
                                      10.1        Third Amendment to Credit
                                                  Agreement between the Company
                                                  and Bank of America National
                                                  Trust and Savings Association
                                                  dated as of March 31, 1999.

                                      11          Statements of Computation of
                                                  Earnings per Share

                                      27          Financial Data Schedule

                           (b) Reports on Form 8-K. There were no reports on Form 8-K in the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ROY F. WESTON, INC.
                                           (Registrant)




Date: May 13, 1999                         By: /s/ William L. Robertson
                                               ------------------------
                                                   William L. Robertson
                                                   Chief Executive Officer
                                                   (Duly Authorized Officer)





Date: May 13, 1999                         By: /s/ William G. Mecaughey
                                               ------------------------
                                                   William G. Mecaughey
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)