Form 10-Q
period 1999-06-30
WESTON ROY F INC
filed 1999-08-06
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999


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

                        Yes  /X/       No  / /

      As of July 30, 1999, the registrant had outstanding 7,863,733 shares of Series A common stock and 2,089,019 shares of common stock.

      Index                                                             Page
      -----                                                             ----

Part I - Financial Information

      Item 1.     Financial Statements:

                  Consolidated Balance Sheets -
                  June 30, 1999 and December 31, 1998                   1-2

                  Consolidated Statements of Operations -
                  Three Months Ended June 30, 1999 and 1998               3

                  Consolidated Statements of Operations -
                  Six Months Ended June 30, 1999 and 1998                 4

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1999 and 1998                 5

                  Notes to Consolidated Financial Statements            6-7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         8-11


Part II - Other Information                                               11
      Item 1. Legal Proceedings
      Item 2. Changes in Securities
      Item 3. Defaults Upon Senior Securities
      Item 4. Submission of Matters to a Vote of Security Holders
      Item 5. Other Information
      Item 6. Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     June 30,           December 31,
                                                                       1999               1998
                                                                    (Unaudited)
                                                                        (Thousands of Dollars)
CURRENT ASSETS
Cash and cash equivalents                                            $    468            $  3,993
Marketable securities                                                     558               1,547
Accounts receivable, trade, net of allowance for doubtful
 accounts of $2,003 in 1999 and $1,882 in 1998                         51,580              60,476
Unbilled costs and estimated earnings on contracts in                  27,028              20,540
process
Deferred income taxes                                                   1,784               2,470
Other                                                                   5,267               4,376
                                                                     --------            --------

   Total current assets                                                86,685              93,402
                                                                     --------            --------

PROPERTY AND EQUIPMENT
Land                                                                      215                 215
Buildings and improvements                                             10,939              11,500
Furniture and equipment                                                31,913              30,544
Leasehold improvements                                                  1,780               1,787
Construction in progress                                                  284                  --
                                                                     --------            --------
   Total property and equipment                                        45,131              44,046
Less accumulated depreciation and amortization                         35,320              34,852
                                                                     --------            --------

   Property and equipment, net                                          9,811               9,194
                                                                     --------            --------

OTHER ASSETS
Goodwill, net of accumulated amortization of $4,169 in
 1999 and $4,138 in 1998                                                1,785               1,816
Deferred income taxes                                                   5,866               5,528
Other                                                                  11,294              11,416
                                                                     --------            --------

   Total other assets                                                  18,945              18,760
                                                                     --------            --------

     TOTAL ASSETS                                                    $115,441            $121,356
                                                                     ========            ========


See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        June 30,          December 31,
                                                                          1999                1998
                                                                        --------            --------
                                                                       (Unaudited)
                                                                            (Thousands of Dollars)
CURRENT LIABILITIES
Borrowings under line of credit                                         $  3,500            $  1,900
Current maturities of long-term debt                                       3,275               1,700
Accounts payable and accrued expenses                                     14,253              17,579
Billings on contracts in process in excess of
costs and estimated earnings                                               9,100              10,939
Employee compensation, benefits and payroll taxes                          8,407               8,445
Income taxes payable                                                         220                 202
Other                                                                      6,250               7,783
                                                                        --------            --------
   Total current liabilities                                              45,005              48,548
                                                                        --------            --------

LONG TERM DEBT                                                             9,824              12,997
                                                                        --------            --------

OTHER LIABILITIES                                                          3,657               3,487
                                                                        --------            --------

CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares authorized;
  3,170,294 shares issued in 1999; 3,170,294
  shares issued in 1998                                                      317                 317
Series A common stock, $.10 par value, 20,500,000
  shares authorized; 8,650,778 shares issued
  in 1999; 8,650,778 shares issued in 1998                                   865                 865
Unrealized gain on investments                                               766                 597
Additional paid-in capital                                                55,928              55,928
Retained earnings                                                          4,169               3,707
                                                                        --------            --------
                                                                          62,045              61,414
Less treasury stock at cost, 1,081,275 common shares in 1999 and 1998; 792,805 Series A common shares in 1999
  And 1998                                                                 5,090               5,090
                                                                        --------            --------

   Total stockholders' equity                                             56,955              56,324
                                                                        --------            --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $115,441            $121,356
                                                                        ========            ========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             Three Months Ended June 30,
                                                             1999                    1998
                                                                (Thousands of Dollars)
Gross revenues                                           $     60,065             $    58,780
Direct project costs                                           24,012                  23,844
                                                         ------------             -----------
   Net revenues                                                36,053                  34,936
                                                         ------------             -----------

Expenses:
   Direct salaries and other operating costs                   31,107                  29,994
   General and administrative expenses                          4,556                   4,774
                                                         ------------             -----------
                                                               35,663                  34,768
                                                         ------------             -----------

   Income from operations                                         390                     168
                                                         ------------             -----------

Other income (expense):
   Investment income                                              137                     400
   Interest expense                                              (381)                   (333)
   Other                                                            6                      19
                                                         ------------             -----------
                                                                 (238)                     86
                                                         ------------             -----------

Income before income taxes                                        152                     254

Provision for income taxes                                         61                     102
                                                         ------------             -----------

   Net income                                            $         91             $       152
                                                         ============             ===========

   Basic earnings per share                              $        .01             $       .02
                                                         ============             ===========

Weighted average shares outstanding - basic                 9,946,992               9,881,588
                                                         ============             ===========

Diluted earnings per share                               $        .01             $       .02
                                                         ============             ===========

Weighted average shares outstanding - diluted              10,006,483               9,922,385
                                                         ============             ===========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Six Months Ended June 30,
                                                             1999                   1998
                                                         -----------             -----------
                                                         (Thousands of Dollars)
Gross revenues                                           $   132,869             $   113,457
Direct project costs                                          59,001                  45,770
                                                         -----------             -----------
   Net revenues                                               73,868                  67,687
                                                         -----------             -----------

Expenses:
   Direct salaries and other operating costs                  63,830                  57,947
   General and administrative expenses                         8,931                   9,224
                                                         -----------             -----------
                                                              72,761                  67,171
                                                         -----------             -----------

   Income from operations                                      1,107                     516
                                                         -----------             -----------

Other income (expense):
   Investment income                                             342                     787
   Interest expense                                             (722)                   (706)
   Other                                                          43                       2
                                                         -----------             -----------
                                                                (337)                     83
                                                         -----------             -----------

Income before income taxes                                       770                     599

Provision for income taxes                                       308                     240
                                                         -----------             -----------

   Net income                                            $       462             $       359
                                                         ===========             ===========

   Basic earnings per share                              $       .05             $       .04
                                                         ===========             ===========

Weighted average shares outstanding - basic                9,946,992               9,881,226
                                                         ===========             ===========

Diluted earnings per share                               $       .05             $       .04
                                                         ===========             ===========

Weighted average shares outstanding - diluted              9,959,943               9,911,434
                                                         ===========             ===========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended  June 30,
                                                                               1999                1998
                                                                              -------             --------
                                                                                 (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                   $   462             $    359

 Adjustments to reconcile net income to net cash
   used for operating activities:
   Depreciation and amortization                                                1,865                1,948
   Provision for losses on accounts receivable                                    274                  298
   Other                                                                         (318)                 212

 Change in assets and liabilities:
   Accounts receivable, trade                                                   8,622                4,592
   Unbilled costs and estimated earnings on contracts in process               (6,488)                (261)
   Other current assets                                                          (891)              (2,237)
   Accounts payable and accrued expenses                                       (3,326)                (541)
   Billings on contracts in excess of costs and estimated earnings             (1,839)              (5,356)
   Employee compensation, benefits and payroll taxes                              (38)              (1,471)
   Income taxes                                                                    18                  244
   Deferred income taxes                                                          261                   49
   Other current liabilities                                                   (1,210)              (1,565)
   Other assets and liabilities                                                   432                  969
                                                                              -------             --------
    Net cash used for operating activities                                     (2,176)              (2,760)
                                                                              -------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investments                                              1,727                3,739
 Payments for purchase of investments                                              --               (5,412)
 Purchase of property and equipment, net                                       (1,863)                (849)
 Investments in other assets                                                     (947)                (693)
                                                                              -------             --------
    Net cash used for investing activities                                     (1,083)              (3,215)
                                                                              -------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line of credit                                            1,600                   --
 Principal payments under long-term debt                                       (1,866)              (4,024)
 Proceeds from issuance of Series A common stock                                   --                  235
                                                                              -------             --------
    Net cash used for financing activities                                       (266)              (3,789)
                                                                              -------             --------

  Net decrease in cash and cash equivalents                                    (3,525)              (9,764)

Cash and cash equivalents:
  Beginning of period                                                           3,993               10,767
                                                                              -------             --------
  End of period                                                               $   468             $  1,003
                                                                              =======             ========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders which is incorporated by reference in its Form 10-K filed with the Securities and Exchange Commission. Results for the three months and six months ended June 30, 1999 are not necessarily indicative of results for the full year 1999.

NOTE 2 - LINE OF CREDIT AGREEMENT

The Company's line of credit was amended effective March 31, 1999 to reduce the required minimum cash balances and revise required financial ratios. The amendment also established a new sub-limit of $8,000,000 for working capital borrowings.

NOTE 3 - SEGMENTS

Net revenues and segment profit (loss) for the three months and six months ended June 30, 1999 and 1998 were as follows:


                                                       Three Months                             Six Months
                                                          Ended                                    Ended
                                                         June 30                                  June 30
                                                         -------                                  -------

                                                1999                 1998                 1999                 1998
                                              --------             --------             --------             --------
Net revenues:
   Infrastructure Redevelopment               $ 29,486             $ 26,459             $ 59,780             $ 51,740
   Federal Programs                              5,447                6,836               11,588               12,981
   Knowledge Systems and Solutions                 674                1,031                1,452                2,142
   Corporate                                       446                  610                1,048                  824
                                              --------             --------             --------             --------
Consolidated                                  $ 36,053             $ 34,936             $ 73,868             $ 67,687
                                              ========             ========             ========             ========

Segment profit (loss):
   Infrastructure Redevelopment               $  3,125             $  2,146             $  5,973             $  4,358
   Federal Programs                                681                1,810                2,047                3,061
   Knowledge Systems and Solutions                (288)                (108)                (505)                (117)
   Corporate                                    (3,366)              (3,594)              (6,745)              (6,703)
                                              --------             --------             --------             --------
Consolidated                                  $    152             $    254             $    770             $    599
                                              ========             ========             ========             ========

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that, under generally accepted accounting principles, are excluded from the determination of net income.

The calculation of comprehensive income for the three months and six months ended June 30, 1999 and 1998 follows:

                                          Three Months                       Six Months
                                             Ended                             Ended
                                            June 30                           June 30
                                            -------                           -------
                                     1999             1998             1999            1998
                                     ----            -----             ----            ----
Net income                           $ 91            $ 152             $462            $359
Unrealized gain (loss) on
  investments, net of tax             182              (96)             169             153
                                     ----            -----             ----            ----
Comprehensive income                 $273            $  56             $631            $512
                                     ====            =====             ====            ====

NOTE 5 - CONSOLIDATED STATEMENTS OF CASH FLOW

Net cash payments for income taxes were $24,000 in the first six months of 1999 while there were net cash refunds for income taxes of $226,000 in the first six months of 1998. Cash payments for interest were $663,000 in each of the six months ended June 30, 1999 and 1998.

Capital lease obligations of $268,000 and $661,000 were incurred in the six months ended June 30, 1999 and 1998, respectively.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1999 was $91,000, or $.01 per share, compared to $152,000, or $.02 per share, for the three months ended June 30, 1998. Net income for the six months ended June 30, 1999 was $462,000, or $.05 per share, compared to $359,000, or $.04 per share, for the six months ended June 30, 1998.

Net revenues increased 3% to $36,053,000 for the three months ended June 30, 1999 and 9% to $73,868,000 for the six months ended June 30, 1999 compared to the 1998 periods. Net revenues for the three months and six months ended June 30, 1998 include approximately $800,000 from a U.S. government agency in payment for work performed in an earlier period. Gross revenues increased 2% to $60,065,000 for the three months ended June 30, 1999 and 17% to $132,869,000 for the six months ended June 30, 1999 compared to the 1998 periods. Direct labor costs increased 8% in the six months ended June 30, 1999, concentrated in the Company's Infrastructure Redevelopment segment, due to additional projects obtained through enhanced selling efforts. The larger increase in gross revenues in the six months ended June 30, 1999 is primarily due to increased subcontracting activity, the expense of which is passed through to the Company's clients.

The Company had income from operations of $390,000 and $1,107,000 in the three months and six months ended June 30, 1999, respectively, compared to $168,000 and $516,000 in the three months and six months ended June 30, 1998, respectively. The three months and six months ended June 30, 1999 include a $500,000 reduction in the Company's estimated insurance claim liabilities.

Investment income decreased $263,000, or 66% and $445,000, or 57% in the three months and six months ended June 30, 1999, respectively, due primarily to lower amounts invested. Interest expense increased $48,000, or 14%, in the three months ended June 30, 1999 due to increased borrowings under the Company's line of credit, partially offset by the reductions of 7% convertible subordinated debt outstanding.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents decreased $3,525,000 in the first six months of 1999 to $468,000 from $3,993,000 at December 31, 1998. Marketable securities decreased $989,000 in the first six months of 1999 to $558,000 from $1,547,000 at December 31, 1998.

Operating activities used cash of $2,176,000 for the first six months of 1999, compared to $2,760,000 in the comparable 1998 period. Net cash investments in property and equipment and other assets were $2,810,000 in the first six months of 1999, compared to $1,542,000 in the comparable 1998 period. The Company used cash of $266,000 in financing activities in the first six months of 1999, compared to $3,789,000 in the comparable 1998 period. The six months ended

June 30, 1999 included $1,600,000 in borrowings under the Company's line of credit and the repurchase of $1,620,000 principal amount of the Company's 7% Convertible Subordinated Debentures in order to satisfy the April 15, 1999 sinking fund requirement and a portion of the April 15, 2000 sinking fund requirement. Further debenture repurchases of $2,918,000 are required before April 15, 2000.

YEAR 2000 ISSUES

The Company continues to implement its Y2K readiness program with the objective of having all significant exposures under its direct control functioning properly with respect to Y2K Issues before January 1, 2000. The Company's Y2K readiness program is described more fully on pages 12-13 of the Company's 1998 Annual Report to Shareholders.

The Company has substantially completed its inventory of Y2K issues and has assigned priorities to the identified issues. Assessment of the Company's Y2K compliance is also substantially completed and the process of repair and replacement of critical non-compliant systems is underway and is expected to be completed in August 1999. Testing of repaired or replaced items is expected to be completed in November 1999. In addition, the Company is in the process of identifying and contacting service providers, suppliers and clients whose activities are believed to be critical to business operations to determine their compliance with Y2K Issues.

The Company is developing contingency plans intended to mitigate possible disruptions in business that may result from Y2K Issues. These plans will address special payment considerations from clients, alternate suppliers and alternate methods of processing business transactions. The contingency plans will be continually modified as additional information becomes available.

As part of the Company's ongoing plan to reduce overhead costs, the Company is in the process of installing new business systems, which are designed to more efficiently manage the Company's operations. The vendor of these systems has warranted that they are Y2K compliant. The new systems are expected to be fully operational during 1999 and the Company believes that they will be Y2K compliant. The Company currently estimates that the total cost of the new business systems will be $4,500,000 to $5,000,000, of which the Company had expended approximately $3,800,000 as of June 30, 1999. The Company currently estimates that the cost of addressing other Y2K issues will be $350,000 to $600,000, of which the Company had expended approximately $225,000 as of June 30, 1999.

The Company expects that its Y2K readiness program will achieve its objectives and that the costs of Y2K readiness will not have a material adverse effect on the Company's results of operations or financial condition. The Company's Y2K readiness program is, however, an ongoing process and the estimates of costs and completion dates, as well as the Company's expectations, described above are subject to uncertainties. For example, the total costs which the Company will incur in connection with Year 2000 Issues will be influenced by the Company's ability to successfully complete its Y2K readiness program, including identification of issues, the nature and amount of programming required to fix affected programs, the related labor and/or consulting costs for such remediation and the ability of third parties with whom the Company has business relationships to successfully address their own Y2K Issues. The failure of the Company to successfully identify and fix all Y2K Issues in critical operations, or the failure of critical customers or critical systems vendors to continue operations due to their Y2K Issues, could have a material adverse effect on the Company's results of operations and financial condition.

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


                                      10-

- The Company's ability to conclude and implement acquisitions of other businesses consistent with the Company's acquisition strategy.

-     The Company's ability to retain key personnel.

The Company disclaims any intent or obligation to update forward looking statements.

PART II - OTHER INFORMATION

      Item 1.    Legal Proceedings
                        Not Applicable.

      Item 2.    Changes in Securities
                        Not Applicable.

      Item 3.    Defaults Upon Senior Securities
                        Not Applicable.

      Item 4.    Submission of Matters to a Vote of Security Holders
                        Not Applicable.

      Item 5.    Other Information
                        Not Applicable.

      Item 6.    Exhibits and Reports on Form 8-K

                  (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                  Exhibit No.             Description
                  -----------             -----------
                  11                      Statements of Computation of Basic
                                          and Diluted Earnings Per Share.

                  27                      Financial Data Schedule.

                  (b)   Reports on Form 8-K

                        There were no reports on Form 8-K in the three months ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                ROY F. WESTON, INC.
                                                (Registrant)




Date: August 5, 1999                            By:   s/William Robertson
                                                   ---------------------------
                                                William Robertson
                                                Chief Executive Officer
                                                (Duly Authorized Officer)





Date: August 5, 1999                            By: s/William G. Mecaughey
                                                   ---------------------------
                                                William G. Mecaughey
                                                Vice President and
                                                Chief Financial Officer
                                                (Chief Accounting Officer)