Form 10-Q/A
period 1999-06-30
WESTON ROY F INC
filed 1999-09-02
CIK 106473

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-Q/A-1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File Number 0-4643

                               ROY F. WESTON, INC.
             (Exact name of registrant as specified in its charter)



            Pennsylvania                                  23-1501990
   (state or Other Jurisdiction of                       (IRS Employer
    Incorporation or Organization)                   Identification Number)

                 1400 Weston Way, West Chester, Pennsylvania 19380
                    (Address of Principal Executive Offices)

                                  610-701-3000
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]       No  [ ]

As of July 30, 1999, the registrant had outstanding 7,863,733 shares of Series A common stock and 2,089,019 shares of common stock.

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

1.       Annual Meeting of Shareholders

The Annual Meeting of Shareholders of the registrant was held on May 10, 1999. The following matters were voted upon at the Annual Meeting, and received the votes set forth below:

         (a) All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:

                                             For                   Withheld
                                             ---                   --------
               R.L. Armitage              2,660,240                 18,746
               J.L. Brown                 2,660,240                 18,746
               T.E. Carroll               2,660,240                 18,746
               T. Harvey                  2,660,240                 18,746
               W.F. Hosking, Jr.          2,660,064                 18,922
               W.L. Robertson             2,660,230                 18,756
               K.W. Swoyer                2,659,950                 19,037
               T.M. Swoyer, Jr.           2,659,904                 19,083
               A.F. Thompson              2,660,057                 18,817
               R.F. Weston                2,660,209                 18,777
               J.H. Wolfe                 2,660,240                 18,746

         (b) A proposal to approve and adopt the Roy F. Weston, Inc. Director Stock Compensation Plan was approved and received 2,418,367 votes FOR and 60,285 votes AGAINST, with 38,327 abstentions and 162,243 broker non-votes.

         (c) A proposal to approve and adopt an amendment to the Roy F. Weston, Inc. Stock-Based Incentive Compensation Plan was approved and received 2,420,744 votes FOR and 60,048 votes AGAINST, with 37,087 abstentions and 162,243 broker non-votes.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROY F. WESTON, INC.
                                               (Registrant)



Date:    September 1, 1999                     s/William Robertson
                                               --------------------------
                                               William Robertson
                                               Chief Executive Officer
                                               (Duly Authorized Officer)



Date:    September 1, 1999                     s/William G. Mecaughey
                                               --------------------------
                                               William G. Mecaughey
                                               Vice President and
                                               Chief Financial Officer
                                               (Chief Accounting Officer)