Form 10-Q
period 1999-09-30
WESTON ROY F INC
filed 1999-11-15
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999


          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                              ---------  --------

Commission File No. 0-4643


                               ROY F. WESTON, INC.
             (Exact name of registrant as specified in its charter)


PENNSYLVANIA                                         23-1501990
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


1400 WESTON WAY, WEST CHESTER, PA                    19380

(Address of principal executive offices)             (Zip Code)

                                 (610)-701-3000

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

                                    Yes X   No
                                       ---    ---
         As of October 29, 1999, the registrant had outstanding 7,867,735 shares of Series A common stock and 2,089,019 shares of common stock.

         Index                                                              Page
         -----                                                              ----



Part I - Financial Information

     Item 1.  Financial Statements:

          Consolidated Balance Sheets -
          September 30, 1999 and December 31, 1998                          1-2

          Consolidated Statements of Operations -
          Three Months Ended September 30, 1999 and 1998                    3

          Consolidated Statements of Operations -
          Nine Months Ended September 30, 1999 and 1998                     4

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1999 and 1998                     5

          Notes to Consolidated Financial Statements                        6-7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 8-11



Part II - Other Information                                                 12
     Item 1. Legal Proceedings
     Item 2. Changes in Securities
     Item 3. Defaults Upon Senior Securities
     Item 4. Submission of Matters to a Vote of Security Holders
     Item 5. Other Information
     Item 6. Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     September 30,      December 31,
                                                                         1999              1998
                                                                      (Unaudited)
                                                                          (Thousands of Dollars)
CURRENT ASSETS
Cash and cash equivalents                                              $    689          $  3,993
Marketable securities                                                       398             1,547
Accounts receivable, trade, net of allowance for doubtful
 accounts of $2,063 in 1999 and $1,882 in 1998                           56,775            60,476
Unbilled costs and estimated earnings on contracts in process            21,800            20,540
Deferred income taxes                                                     2,067             2,470
Other                                                                     6,101             4,376
                                                                       --------          --------

   Total current assets                                                  87,830            93,402
                                                                       --------          --------

PROPERTY AND EQUIPMENT
Land                                                                        215               215
Buildings and improvements                                               11,093            11,500
Furniture and equipment                                                  32,441            30,544
Leasehold improvements                                                    1,784             1,787
Construction in progress                                                    280                --
                                                                       --------          --------
   Total property and equipment                                          45,813            44,046
Less accumulated depreciation and amortization                           35,886            34,852
                                                                       --------          --------

   Property and equipment, net                                            9,927             9,194
                                                                       --------          --------

OTHER ASSETS
Goodwill, net of accumulated amortization of $4,184 in
 1999 and $4,138 in 1998                                                  1,770             1,816
Deferred income taxes                                                     5,678             5,528
Other                                                                    10,870            11,416
                                                                       --------          --------

   Total other assets                                                    18,318            18,760
                                                                       --------          --------

     TOTAL ASSETS                                                      $116,075          $121,356
                                                                       ========          ========

See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     September 30,       December 31,
                                                                                          1999               1998
                                                                                      (Unaudited)
                                                                                         (Thousands of Dollars)

CURRENT LIABILITIES
Borrowings under line of credit                                                         $  5,500          $  1,900
Current maturities of long-term debt                                                       3,281             1,700
Accounts payable and accrued expenses                                                     12,770            17,579
Billings on contracts in process in excess of costs and
 estimated earnings                                                                       10,500            10,939
Employee compensation, benefits and payroll taxes                                          7,120             8,445
Income taxes payable                                                                         225               202
Other                                                                                      6,414             7,783
                                                                                        --------          --------
   Total current liabilities                                                              45,810            48,548
                                                                                        --------          --------
LONG TERM DEBT                                                                             9,730            12,997
                                                                                        --------          --------
OTHER LIABILITIES                                                                          3,720             3,487
                                                                                        --------          --------
CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares authorized;
 3,170,294 shares issued in 1999; 3,170,294
 shares issued in 1998                                                                       317               317
Series A common stock, $ .10 par value, 20,500,000 shares
authorized; 8,650,778 shares issued in 1999; 8,650,778
  shares issued in 1998                                                                      865               865
Unrealized gain on investments                                                               503               597
Additional paid-in capital                                                                55,928            55,928
Retained earnings                                                                          4,263             3,707
                                                                                        --------          --------
                                                                                          61,876            61,414
Less treasury stock at cost, 1,081,275 common shares in 1999 and 1998; 783,043
Series A common shares in 1999 and 792,805 Series A common shares in 1998                  5,061             5,090
                                                                                        --------          --------
   Total stockholders' equity                                                             56,815            56,324
                                                                                        --------          --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $116,075          $121,356
                                                                                        ========          ========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended September 30,
                                                       --------------------------------
                                                           1999                  1998
                                                            (Thousands of Dollars)

Gross revenues                                         $    62,869           $   62,416
Direct project costs                                        26,931               25,864
                                                       -----------           ----------
   Net revenues                                             35,938               36,552
                                                       -----------           ----------

Expenses:
   Direct salaries and other operating costs                31,887               32,074
   General and administrative expenses                       4,131                4,323
                                                       -----------           ----------
                                                            36,018               36,397
                                                       -----------           ----------
   Income  (loss) from operations                              (80)                 155
                                                       -----------           ----------

Other income (expense):
   Investment income                                           659                  369
   Interest expense                                           (430)                (325)
   Other                                                         9                  (27)
                                                       -----------           ----------
                                                               238                   17
                                                       -----------           ----------

Income before income taxes                                     158                  172
Provision for income taxes                                      64                   68
                                                       -----------           ----------
   Net income                                          $        94           $      104
                                                       ===========           ==========
   Basic earnings per share                            $       .01           $      .01
                                                       ===========           ==========
Weighted average shares outstanding - basic              9,954,671            9,946,992
                                                       ===========           ==========
Diluted earnings per share                             $       .01           $      .01
                                                       ===========           ==========
Weighted average shares outstanding - diluted           10,019,154            9,970,924
                                                       ===========           ==========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Nine Months Ended September 30,
                                                       ------------------------------
                                                          1999                 1998
                                                            (Thousands of Dollars)

Gross revenues                                         $  195,738           $  175,873
Direct project costs                                       85,932               71,634
                                                       ----------           ----------
   Net revenues                                           109,806              104,239
                                                       ----------           ----------

Expenses:
   Direct salaries and other operating costs               95,717               90,021
   General and administrative expenses                     13,062               13,547
                                                       ----------           ----------

                                                          108,779              103,568
                                                       ----------           ----------

   Income from operations                                   1,027                  671
                                                       ----------           ----------

Other income (expense):
   Investment income                                        1,001                1,156
   Interest expense                                        (1,152)              (1,031)
   Other                                                       52                  (25)
                                                       ----------           ----------
                                                              (99)                 100
                                                       ----------           ----------

Income before income taxes                                    928                  771

Provision for income taxes                                    372                  308
                                                       ----------           ----------

   Net income                                          $      556           $      463
                                                       ==========           ==========

   Basic earnings per share                            $      .06           $      .05
                                                       ==========           ==========

Weighted average shares outstanding - basic             9,949,601            9,903,457
                                                       ==========           ==========

Diluted earnings per share                             $      .06           $      .05
                                                       ==========           ==========

Weighted average shares outstanding - diluted           9,974,855            9,931,479
                                                       ==========           ==========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
                                                                                            1999               1998
                                                                                             (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                               $   556           $    463

  Adjustments to reconcile net income to net cash used for operating activities:
   Depreciation and amortization                                                            2,863              2,877
   Provision for losses on accounts receivable                                                342                339
   Other                                                                                     (162)               278

 Change in assets and liabilities:
   Accounts receivable, trade                                                               3,359              3,335
   Unbilled costs and estimated earnings on contracts in process                           (1,260)            (3,509)
   Other current assets                                                                    (1,725)            (2,132)
   Accounts payable and accrued expenses                                                   (4,809)              (291)
   Billings on contracts in excess of costs and estimated earnings                           (439)            (3,195)
   Employee compensation, benefits and payroll taxes                                       (1,325)               976
   Income taxes                                                                                23              1,078
   Deferred income taxes                                                                      301                113
   Other current liabilities                                                               (1,201)            (1,775)
   Other assets and liabilities                                                               375                890
                                                                                       ----------          ----------
      Net cash used for operating activities                                               (3,102)              (553)
                                                                                       ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investments                                                          2,411              7,436
 Payments for purchase of investments                                                        (501)            (6,663)
 Purchase of property and equipment, net                                                   (2,745)            (1,490)
 Investments in other assets                                                               (1,042)              (964)
                                                                                       ----------          ----------
      Net cash used for investing activities                                               (1,877)            (1,681)
                                                                                       ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line of credit                                                        3,600                 --
 Principal payments under long-term debt                                                   (1,954)            (4,112)
 Proceeds from issuance of Series A common stock                                               29                235
                                                                                       ----------          ----------
      Net cash provided by (used for) financing activities                                  1,675             (3,877)
                                                                                       ----------          ----------
  Net decrease in cash and cash equivalents                                                (3,304)            (6,111)

Cash and cash equivalents:
  Beginning of period                                                                       3,993             10,767
                                                                                       ----------          ----------
  End of period                                                                           $   689           $  4,656
                                                                                       ==========          ==========
See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders which is incorporated by reference in its Form 10-K filed with the Securities and Exchange Commission. Results for the three months and nine months ended September 30, 1999 are not necessarily indicative of results for the full year 1999.

NOTE 2 - LINE OF CREDIT AGREEMENT

The Company's line of credit was amended effective March 31, 1999 to reduce the required minimum cash balances and revise required financial ratios. The amendment also established a new sub-limit of $8,000,000 for working capital borrowings.

NOTE 3 - SEGMENTS

Net revenues and segment profit (loss) for the three months and nine months ended September 30, 1999 and 1998 were as follows:


                                                    Three Months                        Nine Months
                                                    ------------                        -----------
                                                        Ended                              Ended
                                                        -----                              -----
                                                    September 30                        September 30
                                                    ------------                        ------------

                                               1999              1998              1999               1998
                                             -------           -------           --------           --------
Net revenues:
    Infrastructure Redevelopment             $30,621           $28,733           $ 90,401           $ 80,473
    Federal Programs                           4,238             5,978             15,826             18,959
    Knowledge Systems and Solutions              760               750              2,212              2,892
    Corporate                                    319             1,091              1,367              1,915
                                             -------           -------           --------           --------
Consolidated                                 $35,938           $36,552           $109,806           $104,239
                                             =======           =======           ========           ========

Segment profit (loss):
    Infrastructure Redevelopment             $ 2,492           $ 2,236           $  8,465           $  6,594
    Federal Programs                             867               979              2,914              4,040
    Knowledge Systems and Solutions             (159)             (277)              (664)              (394)
    Corporate                                 (3,042)           (2,766)            (9,787)            (9,469)
                                             -------           -------           --------           --------
Consolidated                                 $   158           $   172           $    928           $    771
                                             =======           =======           ========           ========


NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that, under generally accepted accounting principles, are excluded from the determination of net income.

The calculation of comprehensive income for the three months and nine months ended September 30, 1999 and 1998 follows:

                                         Three Months                    Nine Months
                                             Ended                          Ended
                                         September 30                    September 30
                                         ------------                    ------------
                                      1999            1998            1999            1998
                                     -----           -----           -----           -----

Net income                           $  94           $ 104           $ 556           $ 463
Unrealized gain (loss) on
  investments, net of tax             (276)           (436)            (94)           (283)
                                     -----           -----           -----           -----
Comprehensive income (loss)          $(182)          $(332)          $ 462           $ 180
                                     =====           =====           =====           =====

NOTE 5 - CONSOLIDATED STATEMENTS OF CASH FLOW

Net cash payments for income taxes were $61,000 in the first nine months of 1999 while there were net cash refunds for income taxes of $1,085,000 in the first nine months of 1998. Cash payments for interest were $830,000 and $680,000 in the nine months ended September 30, 1999 and 1998, respectively.

Capital lease obligations of $268,000 and $661,000 were incurred in the nine months ended September 30, 1999 and 1998, respectively.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

Net income for the three months ended September 30, 1999 was $94,000, or $.01 per share, compared to $104,000, or $.01 per share, for the three months ended September 30, 1998. Net income for the nine months ended September 30, 1999 was $556,000, or $.06 per share, compared to $463,000, or $.05 per share, for the nine months ended September 30, 1998.

Net revenues decreased 2% to $35,938,000 for the three months ended September 30, 1999 and increased 5% to $109,806,000 for the nine months ended September 30, 1999 compared to the 1998 periods. The decline in net revenues in the three months ended September 30, 1999 is due to lower personnel utilization, partially offset by higher margins. Net revenues for the nine months ended September 30, 1998 include approximately $800,000 from a U.S. government agency in payment for work performed in an earlier period. Gross revenues increased 1% to $62,869,000 for the three months ended September 30, 1999 and 11% to $195,738,000 for the nine months ended September 30, 1999 compared to the 1998 periods. Direct labor costs increased 10% in the nine months ended September 30, 1999, concentrated in the Company's Infrastructure Redevelopment segment, due to additional projects obtained through enhanced selling efforts. The larger increase in gross revenues in the nine months ended September 30, 1999 is primarily due to increased subcontracting activity, the expense of which is passed through to the Company's clients.

The Company had a loss from operations of $80,000 and income from operations of $1,027,000 in the three months and nine months ended September 30, 1999, respectively, compared to income from operations of $155,000 and $671,000 in the three months and nine months ended September 30, 1998, respectively. The decline in operating income in the three months ended September 30, 1999 is primarily due to lower net revenues. The nine months ended September 30, 1999 include a $500,000 reduction in the Company's estimated insurance claim liabilities.

Investment income increased $290,000, or 79% and decreased $155,000, or 13%, in the three months and nine months ended September 30, 1999, respectively. The 1999 periods include a gain of $480,000 resulting from the demutualization of a life insurance company in which the Company is a policyholder. Not including the gain, investment income declined primarily due to lower amounts invested. Interest expense increased $105,000, or 32%, and $121,000, or 12% in the three months and nine months ended September 30, 1999, respectively, due to increased borrowings under the Company's line of credit, partially offset by the reductions of 7% convertible subordinated debt outstanding.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

Cash and cash equivalents decreased $3,304,000 in the first nine months of 1999 to $689,000 from $3,993,000 at December 31, 1998. Marketable securities decreased $1,149,000 in the first nine months of 1999 to $398,000 from $1,547,000 at December 31, 1998.

Operating activities used cash of $3,102,000 for the first nine months of 1999, compared to $553,000 in the comparable 1998 period. The Company has encountered significant billing and collection delays due to a dispute over contract modification issues on one large federal construction project. The Company does not currently expect to be able to resolve these issues during 1999 and anticipates that it may have to commence litigation to resolve the dispute. Although the outcome of any litigation is uncertain, the Company believes that its position is sound and that it will achieve a favorable resolution of the dispute. The dispute has reduced the Company's cash flow and, in the event of an unfavorable resolution, the Company would sustain a significant loss.

Net cash investments in property and equipment and other assets were $3,787,000 in the first nine months of 1999, compared to $2,454,000 in the comparable 1998 period. Financing activities provided $1,675,000 in the first nine months of 1999, and used $3,789,000 in the comparable 1998 period. The nine months ended September 30, 1999 included $3,600,000 in borrowings under the Company's line of credit and the repurchase of $1,620,000 principal amount of the Company's 7% Convertible Subordinated Debentures in order to satisfy the April 15, 1999 sinking fund requirement and a portion of the April 15, 2000 sinking fund requirement. Further debenture repurchases of $2,918,000 are required before April 15, 2000.

YEAR 2000 ISSUES
----------------

The Company continues to implement its Y2K readiness program with the objective of having all significant exposures under its direct control functioning properly with respect to Y2K Issues before January 1, 2000. The Company's Y2K readiness program is described more fully on pages 12-13 of the Company's 1998 Annual Report to Shareholders.

The Company has completed its inventory of Y2K Issues and has assigned priorities to the identified issues. Assessment of the Company's Y2K compliance and the process of repair and replacement of critical non-compliant systems is substantially complete. Final testing of repaired or replaced items is expected to be completed by early December 1999. In addition, the Company has identified and contacted service providers, suppliers and clients whose activities are believed to be critical to business operations to determine their compliance with Y2K Issues.

The Company has developed contingency plans intended to mitigate possible disruptions in business that may result from Y2K Issues. These plans address special payment considerations from clients, alternate suppliers and alternate methods of processing business transactions. The contingency plans will be continually modified as additional information becomes available.

As part of the Company's ongoing plan to reduce overhead costs, the Company has installed new business systems, which are designed to more efficiently manage the Company's operations. The vendor of these systems has warranted that they are Y2K compliant. The new systems are now fully operational. The Company currently estimates that the total cost of the new business systems will be approximately $4,300,000 of which the Company had expended approximately $4,100,000 as of September 30, 1999. The Company currently estimates that the cost of addressing other Y2K issues will be approximately $500,000, of which the Company had expended approximately $425,000 as of September 30, 1999.

The Company currently expects that its Y2K readiness program will achieve its objectives and that the costs of Y2K readiness will not have a material adverse effect on the Company's results of operations or financial condition. The Company's Y2K readiness program is, however, an ongoing process and the estimates of costs and completion dates, as well as the Company's expectations, described above are subject to uncertainties. For example, the total costs which the Company will incur in connection with Year 2000 Issues will be influenced by the Company's ability to successfully complete its Y2K readiness program, including identification of issues, the nature and amount of programming required to fix affected programs, the related labor and/or consulting costs for such remediation and the ability of third parties with whom the Company has business relationships to successfully address their own Y2K Issues. The failure of the Company to successfully identify and fix all Y2K Issues in critical operations, or the failure of critical customers or critical systems vendors to continue operations due to their Y2K Issues, could have a material adverse effect on the Company's results of operations and financial condition.

FORWARD LOOKING STATEMENTS
--------------------------

From time to time, the Company, its management, or other Company representatives may make or publish statements that contain projections, beliefs, expectations, predictions or intentions relating to anticipated financial performance, business prospects, potential contract value, business strategy and plans, technological developments and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these forward looking statements, including statements contained in this report. In order to comply with the terms of the safe harbor, the Company notes that a number of factors could cause the Company's actual results, experience or outcome to differ materially from projections, beliefs, expectations, predictions or intentions expressed in forward looking statements. These risks and uncertainties which may affect the operations, performance, development and results of the Company's business, include, but are not limited to, the following:

o    The highly competitive marketplace in which the Company operates.

o Changes in and levels of enforcement of federal, state and local environmental legislation and regulations.

o The Company's ability to obtain new contracts from existing as well as new clients, and the uncertain timing of awards and contracts.

o The Company's ability to execute new projects and those currently in backlog within reasonable cost estimates, as well as other contract performance risks, including successful resolution of any contract disputes.

o Funding appropriation, funding delay, and the issuance of work orders on government projects.

o The Company's ability to achieve any planned overhead or other cost reductions while maintaining adequate work flow.

o The Company's ability to successfully implement its readiness program for Y2K Issues.

o The Company's ability to obtain adequate financing for its current operations and future expansion, including adequate financing to fund working capital needs and the Company's acquisition strategy.

o The Company's ability to execute its strategic plan through successful marketing activities and continued cost containment.

o The nature of the Company's work with hazardous materials, toxic wastes, and other pollutants, and the potential for uninsured claims or claims in excess of insurance limits, including professional liability and pollution claims.

o The Company's ability to conclude and implement acquisitions of other businesses consistent with the Company's acquisition strategy.

o    The Company's ability to retain key personnel.

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

     Item 5.   Other Information
                    Not Applicable.

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  The exhibits are numbered in accordance with the Exhibit
                    Table of Item 601 of Regulation S-K.


            Exhibit No.                        Description
            -----------                        -----------
               11                   Statements of Computation of Basic and
                                    Diluted Earnings Per Share.

               27                   Financial Data Schedule.

               (b)                  Reports on Form 8-K

There were no reports on Form 8-K in the three months ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ROY F. WESTON, INC.
                                      (Registrant)




     Date:    November 11, 1999                By: /s/William Robertson
                                                  -----------------------------
                                                   William Robertson
                                                   Chief Executive Officer
                                                   (Duly Authorized Officer)





     Date:    November 11, 1999                By: /s/William G. Mecaughey
                                                  -----------------------------
                                                  William G. Mecaughey
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Chief Accounting Officer)