Form 10-K
period 1999-12-31
WESTON ROY F INC
filed 2000-03-29
CIK 106473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _________________TO_________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Series A Common Stock reported in the NASDAQ National Market System on March 15, 2000, was approximately $20,157,000. Solely for the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock were considered affiliates. As of March 15, 2000, the Registrant had outstanding 7,875,121 shares of Series A Common Stock ($.10 par value) and 2,089,019 shares of Common Stock ($.10 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's 1999 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Company's Proxy Statement expected to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders expected to be held on May 15, 2000, are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    BUSINESS                                                        3

ITEM 2.    PROPERTIES                                                     10

ITEM 3.    LEGAL PROCEEDINGS                                              10

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            10

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS                                    11

ITEM 6.    SELECTED FINANCIAL DATA                                        11

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              11
           CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                    11

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    11

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                            11

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS                               11

ITEM 11.   EXECUTIVE COMPENSATION                                         12

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                 12

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 12

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K                                                   12

FORWARD LOOKING STATEMENTS

         From time to time, the Company, its management or other company representatives may make or publish statements that contain projections, beliefs, expectations, predictions, or intentions relating to anticipated financial performance, business prospects, potential contract value, business strategies and plans, technological developments, and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these forward looking statements, including statements contained in this report. In order to comply with the terms of the safe harbor, the Company notes that a number of factors could cause the Company's actual results, experience, or outcome to differ materially from projections, beliefs, expectations, predictions, or intentions expressed in forward looking statements. These risks and uncertainties, which may affect the operations, performance, development, and results of the Company's business, include, but are not limited to, the following:

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

                                     PART I

ITEM 1.     BUSINESS

                                     GENERAL

        Roy F. Weston, Inc. (the Company) is an infrastructure redevelopment organization that provides integrated environmental engineering solutions to produce economic value for industrial and governmental clients. The Company's services include development of cost-effective technologies and solutions to environmental problems; selection of sites, assistance in obtaining governmental permits, and the preparation of specifications and designs for constructing remedial systems and facilities; and construction, startup and operation of facilities. These services are made available to clients through the Company's staff of professional and support personnel in offices worldwide. The Company assists its clients from the initial identification and definition of a problem, through the planning, evaluation and design stages, to the implementation of cost-effective, technologically feasible, and publicly acceptable solutions.

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

                                    SERVICES

        The Company is pursuing infrastructure redevelopment as its primary market focus. Infrastructure involves physical resources - structures, facilities, plants and equipment, as well as land and other natural resources that are vital to the economic life of society. Redevelopment entails undoing the adverse environmental consequences of past development activities and restoring damaged resources to productive uses. Infrastructure redevelopment helps clients decide whether and how to make positive changes in the character or condition of their property.

        Infrastructure redevelopment is being pursued by the Company for a number of reasons. Demand for regulatory-driven environmental services, which are still a major source of business for the Company, has been declining. While the Company intends to maintain such services, it sees its long term opportunities in infrastructure redevelopment services where the market has been growing.

        The Company provides its services by combining its professional skills and technological resources in an integrated systems approach, which uses technical information and program management capabilities as well as cost control systems. The Company's service lines include infrastructure redevelopment, federal program management, and knowledge systems and solutions. Information about net revenues, segment profit (loss) and total assets for 1999 and 1998 is included in Note 16 to the

Consolidated Financial Statements on page 34 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

INFRASTRUCTURE REDEVELOPMENT

        The Company's infrastructure redevelopment services involve the identification and characterization of a client's problems; the evaluation of alternative solutions; and the selection, design and development of a technologically feasible, cost-effective, and politically acceptable solution. The Company's trained professionals who provide these services are drawn from many different scientific and technological disciplines to assess the long-term effects and the risks associated with the environmental impact of clients' activities and products. In performing feasibility studies and environmental impact and risk assessments, the Company's professionals examine the relative effectiveness of various technological approaches for achieving permanent solutions and ensuring that additional environmental concerns are not created in the course of solving the primary problem.

        The Company applies its skills to all phases of environmental matters and related problems, including those relating to site remediation, redevelopment, and infrastructure operations support.

        SITE REMEDIATION. Site remediation services include site assessment, design, construction, treatment systems, and high-hazard remediation. Site assessments help clients avoid unnecessary litigation, reduce costs, and provide useable remediation plans. Design services provided include environmental systems, wastewater treatment, hazardous/toxic disposal facilities, and incinerators and landfills. Construction services include a full range of services required to develop and implement remedial action programs. Among such services are earthmoving, road construction, utility installation, and equipment erection. Treatment systems services focus on innovative technologies, including bioremediation, soil vapor extraction, soil and sediment washing, thermal desorption, composting/biodegradation of organics, and in situ recirculating well technology. High-hazard remediation services include unexploded ordnance cleanup, nuclear decontamination and demolition, chemical demilitarization, and radioactive waste site remediation.

        REDEVELOPMENT. Redevelopment services include impaired property redevelopment, ports and waterways, water and wastewater consulting and design, water and wastewater alternate delivery and contract operations, and municipal infrastructure support. Impaired property redevelopment comprises reuse analysis, preparation of risk management, plans and transfer of property. Ports and waterways services include environmental management solutions, navigation studies/dredged material management, treatment of contaminated sediments, and redevelopment of impaired marine properties. Water and wastewater consulting and design include negotiation of wastewater discharge permits, planning and design of wastewater treatment systems, and designing and implementing pollution prevention, monitoring, and compliance programs. Water and wastewater alternate delivery and contract services focus on design/build, facility ownership, and operations and maintenance of water and wastewater treatment facilities. Municipal infrastructure support services include those provided to airports, schools, landfills, and city planning and redevelopment.

        INFRASTRUCTURE OPERATIONS SUPPORT. Infrastructure operations support services include environmental management systems, permitting and compliance management, emissions testing, and health and safety program services. Environmental management systems comprise business management, strategic services, systems development, and outsourcing. Permitting and compliance management services are provided for air quality, solid and hazardous waste, health and safety, and natural resources. Emissions testing services include selecting samples and analyzing for pollutants using mobile equipment transported to the client's site. Health and safety program services include needs assessment, program evaluation and development, training, regulatory compliance, exposure monitoring, contractor oversight and information management.

FEDERAL PROGRAMS MANAGEMENT

        Federal program management involves all phases of large-scale environmental, health and safety problems of government. The Company has the resources and technical abilities to accept overall responsibility for siting, evaluating, designing, implementing, and managing environmental programs, and to apply its diversified services, as appropriate, in an integrated systems approach. The Company provides the management systems and the direct involvement of its management to deal with the complexities of the underlying environmental problems, as well as the commitment of large numbers of personnel at geographically dispersed sites for extended time frames. The Company typically bids for contracts as the prime contractor and forms subcontractor teams in those instances where subcontractors provide expertise and staffing that enhance the Company's ability to obtain and perform contracts. Subcontractors may, from time to time, include certain competitors of the Company.

KNOWLEDGE SYSTEMS AND SOLUTIONS

        Knowledge Systems and Solutions services include decision support systems, such as Geographic Information Systems, Facilities Management Systems, and Workflow Automation Systems to assist clients with managing geographically distributed assets (e.g., water utilities, gas transmission companies, etc.) The Company's data management services include records management, historical data loading and database software solutions tailored to environmental remedial investigation and feasibility studies. On-line products and services, such as Internet-based virtual communities, web-based project collaborative workspaces, and other sophisticated on-line products and services help clients more effectively collaborate, access information, and transact business over electronic networks.

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

        The Company's marketing efforts are directed from offices nationwide to three client sectors: the federal government; private industry; and state and local government. The Company's senior professionals are responsible for directing the execution of projects, monitoring quality assurance, and integrating the delivery of the Company's services. They also develop and maintain long-term working relationships with clients' management. The Company participates in industrial trade shows and technical conferences concerning environmental and health and safety issues, and sponsors related technical seminars.

FEDERAL GOVERNMENT

        In the federal sector, the Company performs contracts for the U.S. Department of Defense (DOD), the U.S. Environmental Protection Agency (EPA) and the U.S. Department of Energy (DOE), as well as for other federal agencies. The Company develops comprehensive waste management and remediation programs at many priority sites throughout the country.

        The Company derived 54%, 56% and 56% of its consolidated gross revenues from the federal government for the years ended December 31, 1997, 1998 and 1999, respectively. Gross revenue percentages from the DOD, EPA and DOE for each of the fiscal years are as follows:

                   PERCENTAGES OF CONSOLIDATED GROSS REVENUES
                         FOR THE YEARS ENDED DECEMBER 31

                        1997                   1998                  1999
                       ------                 ------                ------
DOD                      21%                    25%                   27%
EPA                      20%                    21%                   17%
DOE                      11%                     8%                   10%
OTHER                     2%                     2%                    2%
                       ------                 ------                ------
                         54%                    56%                   56%

        The Company is a major provider of services to the federal government and thus is subject to audit with respect to costs and fees charged to the federal government. Revenues associated with federal overhead rates under government cost reimbursable contracts are adjusted when variances are determined on at least an annual basis. Provisions for losses on contracts are recorded when they are identified. As a result of its government contracting business, the Company is, has been, and may in the future be subject to audits and investigations by government agencies. In addition to potential damage to the Company's business reputation, the failure by the Company to comply with the terms of any of its government contracts could also result in fines, penalties or in the Company's suspension or debarment from future government contracts for a significant period of time. Such fines and penalties, or the Company's suspension or debarment could have a material adverse effect on the Company's business, particularly in light of its significance to the Company's consolidated revenues.

PRIVATE INDUSTRY

        The Company provides a full range of services for industrial clients. Service to industrial clients provided 30%, 26% and 27% of the Company's gross revenues in 1997, 1998 and 1999, respectively. In addition to complying with regulatory requirements, companies are recognizing that the environmental impact must be considered from the inception of a product, throughout its use and final disposal. Corporate clients, which range from small business concerns to Fortune 100 companies, are offered a wide range of consulting, construction, remediation and redevelopment, and knowledge systems and solutions services. Market segments served include manufacturing, chemicals and allied products, petroleum, forest products, high technology, telecommunications, and utilities.

STATE AND LOCAL GOVERNMENT

        The Company provides consulting and construction redevelopment services to many state and local governments and agencies. Services to state and local government clients provided 16%, 18% and 17% of the Company's gross revenues in 1997, 1998 and 1999, respectively. A growing number of cities, regional authorities, and state governments are instituting long-range programs to update essential facilities. Because these projects require comprehensive planning and engineering, they are expected to continue to be an important component of the Company's business. Typical projects include the design of water supply and wastewater systems; solid waste management; asbestos management; computer-based geographic mapping; and landfill design.

                                   COMPETITION

        The Company's markets are very competitive and require highly skilled, experienced technical and management personnel. Competition is based on, among other things, reputation, quality of service, price, expertise and local presence. In each of its specific service areas, the Company competes with many firms that are both larger and smaller than the Company, although the Company believes that no firm currently dominates any significant portion of those service areas. Many of the Company's competitors have greater financial resources than the Company.

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

                                     BACKLOG

        The Company's net contract backlog (excluding estimated project expenses that are directly passed through to customers) was $67.5 million and $61.0 million at December 31, 1999 and 1998, respectively. Additionally, the Company derives revenues from open order contracts and from activities related to emergency response. As work assignments are approved and funded, the Company includes these amounts in its contract backlog. Some contracts are subject to cancellation by the customer, changes in scope of work, and delays in project startup, therefore, the amounts reflected in backlog may not all be realized as net revenues. The Company anticipates that the majority of its backlog will be realized in the current fiscal year.

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

        The Company has also attempted to contractually protect itself through agreements with its clients to limit its liability, although the Company has not always been successful in obtaining such agreements. Most of the Company's contracts with EPA involving Superfund monies and some state contracts that employ federal Superfund appropriations contain provisions whereby the respective governmental agency agrees to indemnify the Company for third-party claims to the extent that such claims are not covered by insurance and appropriated funds are available, although the Company does not receive any assurance that any such appropriated funds will be made available. EPA has issued Final Response Action Contractor Indemnification Guidance (the Indemnification Guidance) applicable to contracts signed on or after October 16, 1986, the terms of which limit EPA's contractor indemnification under certain Superfund contracts retroactively to 1986, and prospectively, under certain circumstances. The Indemnification Guidance states that future contracts will not provide for indemnification unless EPA is unable to obtain responsible, competitive proposals without such an indemnification.

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

        The Company and its employees are also subject to various state, local, and federal licenses, laws and regulations, and believes that it is in compliance with all material requirements.

                                    PERSONNEL

        As of December 31, 1999, the Company had approximately 1,650 employees, many of whom had advanced degrees in a variety of technical disciplines. Of these, 37 employees held doctorates, 381 held master's degrees, and 130 were registered professional engineers. The Company's ability to remain competitive depends on its ability to attract and retain qualified personnel.

                                   REGULATIONS

        Demand for the Company's services is affected by laws and regulations, the reauthorization, modification or elimination of which could significantly affect the Company's business. The reauthorization of several major federal environmental laws that have a significant impact on the work of the Company remains on the agenda of Congress. These include statutes that:

         - Protect the chemical, physical and biological integrity of water in the United States (such as the Clean Water Act of 1977 and associated state laws);

         - Regulate the handling of hazardous waste and mandate state oversight of solid waste (such as the Resource Conservation and Recovery Act of 1976 and associated state laws);

         - Regulate the identification, remediation and accountability for hazardous waste sites (such as the Superfund Amendments and Reauthorization Act of 1986 and associated state laws).

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

        The principal federal laws that affect the Company's business are:

        THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980 (CERCLA OR SUPERFUND) AND SUPERFUND AMENDMENTS AND REAUTHORIZATION ACT (SARA) OF 1986: CERCLA addresses past waste disposal practices by providing means for identifying and remediating hazardous waste sites. The law authorizes EPA to compel responsible parties to remediate abandoned sites. Where initial enforcement actions would result in lengthy delays or where responsible parties cannot readily be identified, CERCLA authorizes funds for cleanups. Congress enacted SARA in 1986 to amend CERCLA and reauthorize Superfund. SARA strengthens EPA's authority to conduct short- and long-term enforcement and expands state involvement in the cleanup process. SARA also expands EPA's commitment to research and development, training, health assessments, and public participation. Sites considered to be most in need of remediation are ranked on EPA's National Priorities List (NPL). By March 2000, some 1,281 federal and nonfederal sites were listed or proposed for the NPL, and some 10,800 other hazardous waste sites remained on the CERCLA inventory of potential trouble spots.

        THE CLEAN WATER ACT (CWA): Amended in February 1987, the CWA authorized federal revolving loan funds through 1996 for construction grants and startup money to build wastewater treatment plants. Additional funds were appropriated for fiscal years 1997, 1998, 1999 and 2000. The Company believes that the CWA is accelerating the market for the municipal wastewater treatment plant design and construction services provided by the Company. Controls imposed by the CWA on toxic effluents also are stimulating industrial expenditures.

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

        The Company currently is pursuing business opportunities related to the restoration and development of environmentally impaired properties, sometimes referred to as "Brownfields." To the extent it does so as an investor or lender, it and other companies in this arena may be affected by the "Asset Conservation, Lender Liability and Deposit Insurance Protection Act of 1996." This federal law, and similar state laws, may limit to some degree the Company's potential liability under CERCLA, and RCRA (and State counterparts) as related to its brownfields work, should it ultimately need to take title to or obtain an ownership interest in the property in connection with efforts to recover on its loan or investment.

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

        The Company also leases an aggregate of approximately 469,000 square feet of office space in offices located in 24 states and the District of Columbia. Aggregate lease payments in 1999 were $15.5 million, of which $10.2 million were subject to direct reimbursement from projects. Approximately 87,000 square feet of such space has been subleased to third parties. These leases for office facilities are generally for 5 years or less.


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

        Information with respect to this item is incorporated by reference herein from the information in the Company's 1999 Annual Report to Shareholders in Notes 6 and 7 to the Consolidated Financial Statements on pages 25 to 26 and under the headings "Company Stock Listing" and "Stock History" on the inside back cover.

ITEM 6.     SELECTED FINANCIAL DATA

        Information with respect to this item is incorporated by reference herein from the information in the Company's 1999 Annual Report to Shareholders on page 15.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

        Information with respect to this item is incorporated by reference herein from the information in the Company's 1999 Annual Report to Shareholders on pages 10 to 14.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

        Not Applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        (a) Information with respect to this item is incorporated by reference herein from the information in the Company's 1999 Annual Report to Shareholders on pages 15 to 35.

        (b) Selected Quarterly Financial Data (Unaudited) are set forth in Note 18 to the Consolidated Financial Statements contained in the Company's 1999 Annual Report to Shareholders on page 35 and are incorporated by reference herein.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

        Information with respect to this item is set forth in the Company's definitive Proxy Statement, (the "Proxy Statement") to be filed with the Securities and Exchange Commission, for the Annual Meeting of Shareholders expected to be held on May 15, 2000, under the headings "Election of Directors", "Executive Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to this item is set forth in the Proxy Statement under the heading "Executive Management" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

        Information with respect to the ownership of securities of the Company is set forth in the Proxy Statement under the heading "Principal Shareholders" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to certain transactions with management and others is set forth in the Proxy Statement under the headings "Executive Management - Compensation Committee Interlocks and Insider Participation" and "Executive Management - Other Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

        (a) The following documents are filed as a part of this report:

1.      Consolidated Financial Statements:

        The information appearing in the Company's 1999 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

2.      Financial Statement Schedule:

        -   Report of Independent Accountants

        -   Schedule II - Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        With the exception of the consolidated financial statements and the independent accountants' report thereon listed in the above index, the information referred to in Items 5, 6, and 7, and the supplementary quarterly financial information referred to in Item 8, all of which are included in the 1999 Annual Report to Shareholders of Roy F. Weston, Inc. and incorporated by reference into this Annual Report on Form 10-K, the 1999 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

3.      Exhibits:

        The following exhibits are filed herewith unless otherwise indicated:

    EXHIBIT NO.    DESCRIPTION

         3.1 Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form S-1 (Registration No. 33-20834) ("No. 33-20834").

         3.2      Amended By-Laws of the Company. Incorporated by reference to
                  Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         10.3 The Company's Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         10.4 The Company's Retirement Income Restoration Plan, as amended. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.5 The Company's Director Stock Compensation Plan. Incorporated by reference to the Appendix to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders dated April 7, 1999.

         10.6 Elective Deferred Compensation Agreement between William L. Robertson and the Company dated December 23, 1997. Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.7 Continuing Services/Retirement Agreement between Roy F. Weston and the Company dated July 19, 1997. Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

         10.8 Stock Pooling Agreement among the Company and certain holders of the Company's Common Stock effective January 2, 1998. Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.9 Credit Agreement between the Company and Bank of America National Trust and Savings Association dated as of June 5, 1998. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

    EXHIBIT NO.     DESCRIPTION

         10.10 First Amendment to Credit Agreement between the Company and Bank of America National Trust and Savings Association dated August 14, 1998. Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

         10.11 Second Amendment to Credit Agreement between the Company and Bank of America National Trust and Savings Association dated as of October 15, 1998.

         10.12 Third Amendment to Credit Agreement between the Company and Bank of America National Trust and Savings Association dated as of March 31, 1999. Incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

         10.13 Fourth Amendment and Waiver to Credit Agreement between the Company and Bank of America National Trust and Savings Association dated as of November 15, 1999.

         10.14 Consulting Services Agreement between the Company and Katherine W. Swoyer effective July 1, 1998. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

         10.15 Amended Employment Agreement between William L. Robertson and the Company dated as of March 20, 2000.

         10.16 Amended Employment Agreement between Patrick G. McCann and the Company dated as of March 20, 2000.

         10.17 Amended Employment Agreement between William G. Mecaughey and the Company dated as of March 20, 2000.

         10.18 Investment and Partnering Agreement between Essential Technologies, Inc. and the Company effective December 21, 1999.

         10.19 Master Services Agreement for Consulting Services between Infrastructure Revitalization Institute and the Company dated November 11, 1999.

         10.20 Termination Agreement between International Corporate Travel Services and the Company dated May 28, 1998. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

         11       Computation of Basic and Diluted Earnings (Loss) per Share.

         13       The Company's 1999 Annual Report to Shareholders.

         21       Subsidiaries of the Company.

         23       Consent of Independent Accountants.

         27       Financial Data Schedule.


        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1999.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Roy F. Weston, Inc.

        Our report on the consolidated financial statements of Roy F. Weston, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 15 of the 1999 Annual Report to Shareholders of Roy F. Weston, Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 12 of this Form 10-K.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



PRICEWATERHOUSECOOPERS, LLP


February 3, 2000

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)


                                                       AMOUNTS            DEDUCTIONS -
                                  BALANCE AT          CHARGED TO           CHARGED TO         WRITE-OFF OF            BALANCE
                                   BEGINNING           COSTS AND              OTHER           UNCOLLECTIBLE          AT END OF
        DESCRIPTION                OF PERIOD           EXPENSES             ACCOUNTS            ACCOUNTS              PERIOD
YEAR ENDED
     DECEMBER 31, 1999:
     Allowance for
     Doubtful Accounts              $1,882               $407                $   --               $249                $2,040

YEAR ENDED
     DECEMBER 31, 1998:
     Allowance for
     Doubtful Accounts              $1,750               $704                $   --               $572                $1,882

YEAR ENDED
     DECEMBER 31, 1997:
     Allowance for
     Doubtful Accounts              $1,510               $511                $   --               $271                $1,750

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, ROY F. WESTON, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                            ROY F. WESTON, INC.

                                            By: s/WILLIAM L. ROBERTSON
                                                -------------------------------
                                                  William L. Robertson

                                            Date: March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

         NAME                         TITLE                           DATE

s/WILLIAM L. ROBERTSON     Chief Executive Officer and Director   March 27, 2000
------------------------   (Principal Executive Officer)
William L. Robertson

s/PATRICK G. MCCANN        President and                          March 27, 2000
------------------------   Chief Operating Officer
Patrick G. McCann          (Principal Operating Officer)

s/WILLIAM G. MECAUGHEY     Vice President and                     March 27, 2000
------------------------   Chief Financial Officer
William G. Mecaughey       (Principal Financial Officer)

s/RICHARD L. ARMITAGE      Director                               March 27, 2000
------------------------
Richard L. Armitage

s/JESSE BROWN              Director                               March 27, 2000
------------------------
Jesse Brown

s/THOMAS E. CARROLL        Director                               March 27, 2000
------------------------
Thomas E. Carroll

s/THOMAS HARVEY            Director                               March 27, 2000
------------------------
Thomas Harvey

s/WAYNE F. HOSKING, JR.    Director                               March 27, 2000
------------------------
Wayne F. Hosking, Jr.

s/KATHERINE W. SWOYER      Chairman and Director                  March 27, 2000
------------------------
Katherine W. Swoyer
s/THOMAS M. SWOYER, JR.    Director                               March 27, 2000
------------------------
Thomas M. Swoyer, Jr.

s/A. FREDERICK THOMPSON    Director                               March 27, 2000
------------------------
A. Frederick Thompson

                           Director                               March 27, 2000
------------------------
Roy F. Weston

s/JAMES H. WOLFE           Director                               March 27, 2000
------------------------
James H. Wolfe