Form 10-Q
period 2000-03-31
WESTON ROY F INC
filed 2000-05-15
CIK 106473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000


        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____


Commission File No. 0-4643


                               ROY F. WESTON, INC.
             (Exact name of registrant as specified in its charter)


PENNSYLVANIA                                              23-1501990
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

1400 WESTON WAY, P.O. BOX 2653
WEST CHESTER, PENNSYLVANIA                            19380

(Address of principal executive offices)              (Zip Code)

(Registrant's telephone number, including area code) (610)-701-3000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X       No
                            ---         ---
      As of April 30 1999, the registrant had outstanding 7,876,625 shares of Series A common stock and 2,089,019 shares of common stock.

      Index                                                           Page
      -----                                                           ----



Part I - Financial Information

      Item 1.     Financial Statements:

                  Consolidated Balance Sheets -
                  March 31, 2000 and December 31, 1999                1-2

                  Consolidated Statements of Operations -
                  Three Months Ended March 31, 2000 and 1999            3

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2000 and 1999            4

                  Notes to Consolidated Financial Statements          5-6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 6-8



Part II - Other Information                                           8-9
      Item 1. Legal Proceedings
      Item 2. Changes in Securities
      Item 3. Defaults Upon Senior Securities
      Item 4. Submission of Matters to a Vote of Security Holders
      Item 5. Other Information
      Item 6. Exhibits and Reports on Form 8-K

                     ROY F. WESTON, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                  March 31,         December 31,
                                                                   2000              1999
                                                                 (Unaudited)
                                                                      (Thousands of Dollars)
CURRENT ASSETS
Cash and cash equivalents                                      $  1,013         $   4,355
Accounts receivable, trade, net of allowance for doubtful
 accounts of $2,105 in 2000 and $2,040 in 1999                   56,926            56,919
Unbilled costs and estimated earnings on contracts in            24,207            27,291
 process
Deferred income taxes                                             2,244             2,202
Other                                                             5,596             4,760
                                                               ---------        ----------

   Total current assets                                          89,986            95,527
                                                               ---------        ----------

PROPERTY AND EQUIPMENT
Land                                                                215               215
Buildings and improvements                                       11,249            11,196
Furniture and equipment                                          33,075            32,643
Leasehold improvements                                            1,865             1,846
Construction in progress                                            139               132
                                                               ---------        ----------
   Total property and equipment                                  46,543            46,032
Less accumulated depreciation and amortization                   36,816            36,184
                                                               ---------        ----------

   Property and equipment, net                                    9,727             9,848
                                                               ---------        ----------

OTHER ASSETS
Goodwill, net of accumulated amortization of $4,215 in
 2000 and $4,200 in 1999                                          1,739             1,754
Deferred income taxes                                             5,103             5,634
Other                                                             8,811             8,664
                                                               ---------        ----------

   Total other assets                                            15,653            16,052
                                                               ---------        ----------

     TOTAL ASSETS                                              $115,366         $ 121,427
                                                               =========        ==========


See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          March 31,        December 31,
                                                           2000               1999
                                                        (Unaudited)
                                                               (Thousands of Dollars)

CURRENT LIABILITIES
Borrowings under line of credit                        $  7,300          $   3,400
Current maturities of long-term debt                        382              3,284
Accounts payable and accrued expenses                    14,903             17,299
Billing on contracts in process in excess of costs
 and estimated earnings                                   7,662             11,867
Employee compensation, benefits and payroll taxes         7,517              8,732
Income taxes payable                                        298                288
Other                                                     5,795              5,916
                                                       ----------        -----------
   Total current liabilities                             43,857             50,786
                                                       ----------        -----------

LONG-TERM DEBT                                            9,601              9,648
                                                       ----------        -----------

OTHER LIABILITIES                                         3,914              3,830
                                                       ----------        -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares
   authorized; 3,170,294 shares issued in 2000
   and 1999                                                 317                317
Series A common stock, $.10 par value, 20,500,000
   shares authorized; 8,650,778 shares issued in
   2000 and 1999                                            865                865
Unrealized gain on investments                              487                419
Additional paid-in capital                               55,928             55,928
Retained earnings                                         5,440              4,695
                                                       ----------        -----------
                                                         63,037             62,224
Less treasury stock at cost, 1,081,275 common
   shares in 2000 and 1999; 775,657 Series A
   common shares in 2000 and 783,043 Series A
   common shares in 1999                                  5,043              5,061
                                                       ----------        -----------

   Total stockholders' equity                            57,994             57,163
                                                       ----------        -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $115,366          $ 121,427
                                                       ==========        ===========

See notes to consolidated financial statements.

                     ROY F. WESTON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                Three Months Ended March 31,
                                                   2000             1999
                                                        (Thousands of Dollars)

Gross revenues                                $   69,700        $   72,804
Direct project costs                              31,009            34,989
                                              -------------     ------------
   Net revenues                                   38,691            37,815
                                              -------------     ------------

Expenses:
   Direct salaries and other operating costs      33,834            32,723
   General and administrative expenses             3,977             4,375
                                              -------------     ------------
                                                  37,811            37,098
                                              -------------     ------------

   Income from operations                            880               717
                                              -------------     ------------

Other income (expense):
   Investment income                                 226               205
   Interest expense                                 (430)             (341)
   Equity in earnings of WESKEM, LLC                 315                 -
   Other                                             250                37
                                              -------------     ------------
                                                     361               (99)
                                              -------------     ------------

Income before income taxes                         1,241               618

Provision for income taxes                           496               247
                                              -------------     ------------

   Net income                                 $      745        $      371
                                              =============     ============

   Basic earnings per share                   $      .07        $      .04
                                              =============     ============

Weighted average shares outstanding - basic    9,964,140         9,946,992
                                              =============     ============

   Diluted earnings per share                 $      .07        $      .04
                                              =============     ============

Weighed average shares outstanding - diluted   9,964,140         9,946,992
                                              =============     ============


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended March 31,
                                                            2000           1999
                                                              (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $     745        $     371

   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                           1,008              877
   Provision for losses on accounts receivable                75              195
   Equity in earnings of WESKEM, LLC                        (315)               -
   Other                                                    (154)              (6)

 Change in assets and liabilities:
   Accounts receivable, trade                                (82)             255
   Unbilled costs and estimated earnings on contracts      3,084           (1,170)
    in process
   Other current assets                                     (842)            (639)
   Accounts payable and accrued expenses                  (2,396)          (1,284)
   Billings on contracts in excess of costs and           (4,205)          (1,721)
    estimated earnings
   Employee compensation, benefits and payroll taxes      (1,215)          (1,568)
   Income taxes                                               16               17
   Deferred income taxes                                     454              222
   Other current liabilities                                  32             (131)
   Other assets and liabilities                              179              305
                                                       -----------      ----------
      Net cash used for operating activities              (3,616)          (4,277)
                                                       -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investments                            56              882
 Payments for purchase of investments                        (12)               -
 Capital expenditures                                       (629)          (1,289)
                                                       -----------      ----------
      Net cash used for investing activities                (585)            (407)
                                                       -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit                        3,900            2,500
Principal payments under long-term debt                   (3,059)          (1,735)
Other, net                                                    18                -
                                                       -----------      ----------
      Net cash provided by financing activities              859              765
                                                       -----------      ----------

      Net decrease in cash and cash equivalents           (3,342)          (3,919)

Cash and cash equivalents:
      Beginning of period                                  4,355            3,993
                                                       -----------      ----------
      End of period                                    $   1,013        $      74
                                                       ===========      ==========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders which is incorporated by reference in its Form 10-K filed with the Securities and Exchange Commission. Results for the three months ended March 31, 2000 are not necessarily indicative of results for the full year 2000.

NOTE 2 - LINE OF CREDIT AGREEMENT

On April 26, 2000, the Company entered into a new $15,000,000 revolving credit facility to provide cash borrowings and letters of credit. The facility is collateralized by liens on substantially all of the Company's tangible and intangible assets, excluding real estate. The facility, which replaced the Company's previous credit arrangements, is for a three-year period and is available for working capital and other general corporate purposes.

Under the terms of the agreement, cash borrowings bear interest at 1/2% over the prime rate or, at the Company's option, other variable rates. The Company is subject to a 3/8% annual charge on the unused portion of the facility. The agreement requires the Company to maintain minimum levels of tangible net worth and certain financial ratios and restricts certain expenditures and debt outside the agreement.

NOTE 3 - SEGMENTS

Net revenues and segment profit (loss) for the three months ended March 31, 2000 and 1999 were as follows:

                                                     2000             1999
                                                     ----             ----
Net revenues:
   Infrastructure Redevelopment                   $  33,266        $  30,285
   Federal Programs                                   4,410            6,140
   Knowledge Systems and Solutions                      676              778
   Corporate                                            339              612
                                                  -----------      ------------
Consolidated                                      $  38,691        $  37,815
                                                  ============     ============

Segment profit (loss):
   Infrastructure Redevelopment                   $   3,201        $   3,930
   Federal Programs                                   1,331            1,228
   Knowledge Systems and Solutions                        8             (197)
   Corporate                                         (3,299)          (4,343)
                                                  -----------      ------------
Consolidated                                      $   1,241        $     618
                                                  ============     ============

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that, under generally accepted accounting principles are excluded from the determination of net income.

The calculation of comprehensive income for the three months ended March 31, 2000 and 1999 follows.

                                               2000            1999
                                               ----            ----

Net income                                  $       745     $       371
Unrealized gain (loss) on investments,
 net of tax                                          68             (13)
                                            -----------     -----------
Comprehensive income                        $       813     $       358
                                            ===========     ===========

NOTE 5 - CONSOLIDATED STATEMENTS OF CASH FLOW

Cash payments for income taxes were $142,000 in the first three months of 2000. In the first three months of 1999, the Company received net cash refunds for income taxes of $2,000. Cash payments for interest were $275,000 and $100,000 in the three months ended March 31, 2000 and 1999, respectively.

The Company incurred $110,000 and $195,000 of capital lease obligations in the three months ended March 31, 2000 and 1999, respectively, when the Company entered into leases for office equipment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999.

On April 27, 2000 the Company announced that it had retained Raymond James & Associates, Inc. to help the Company explore all of its strategic alternatives; that the Company's Board of Directors had appointed a special committee of independent directors to evaluate the alternatives on behalf of the holders of the Company's publicly traded Series A common shares; and that members of the Weston family who control a majority of the Company's non-publicly traded Common shares were working with the special committee and Raymond James.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2000 was $745,000 or $.07 per share, compared to $371,000 or $.04 per share, for the three months ended March 31, 1999.

Net revenues increased 2% to $38,691,000 for the three months ended March 31, 2000 compared to $37,815,000 for the comparable 1999 period. An increase of $2,981,000, or 10%, from the Company's Infrastructure Redevelopment segment was partially offset by a decrease of

$1,730,000, or 28%, in net revenues from the Company's Federal Programs segment. The increase in Infrastructure Redevelopment net revenues is primarily due to increased volume of work as a result of higher contract bookings in 1999 and 2000. The decrease in Federal Programs' net revenues was primarily due to the loss of one large contract in the middle of 1999.

For the three months ended March 31, 2000, income from operations was $880,000, up 23% from $717,000 in the 1999 period. General and administrative expenses declined $398,000, or 9%, in the three months ended March 31, 2000 due principally to continued cost containment and operating efficiencies. The 1999 quarter contained unusually high computer training costs related to the implementation of new systems.

The Company had $361,000 of other income in the three months ended March 31, 2000 compared to other expense of $99,000 in the comparable 1999 period. The 2000 quarter includes $315,000 of equity in undistributed earnings of WESKEM, LLC, a limited liability company 40%-owned by the Company, which began operations in late 1999. Other income includes $210,000 and $52,000 in the three months ended March 31, 2000 and March 31, 1999, respectively, of gains on redemption of the Company's 7% Convertible Subordinated Debentures. Interest expense increased $89,000, or 26%, in the three months ended March 31, 2000, due to an increase in short-term borrowings, partially offset by reduced interest on the subordinated debentures.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents decreased $3,342,000 in the first three months of 2000 to $1,013,000 at March 31, 2000 from $4,355,000 at December 31, 1999.

Operating activities used cash of $3,616,000 for the first three months of 2000, compared to $4,277,000 in the comparable 1999 period. Unbilled costs and estimated earnings on contracts in process, net of advance billings increased $1,203,000 in the three months ended March 31, 2000. Capital expenditures were $629,000 in the first three months of 2000, compared to $1,289,000 in the comparable 1999 period. A substantial portion of the 1999 investments related to the Company's new business systems. Financing activities provided cash of $859,000 in the three months ended March 31, 2000 as the Company borrowed $3,900,000 under its line of credit facility and repurchased $3,000,000 principal amount of its 7% convertible subordinated debentures in order to satisfy the April 15, 2000 sinking fund requirement.

On April 26, 2000, the Company entered into a new three-year $15,000,000 revolving credit facility. The facility, which replaced the Company's previous credit arrangements, increases the Company's access to working capital borrowings needed to finance the growth of the Company's business. The Company is required to maintain minimum levels of tangible net worth and certain financial ratios and certain expenditures and debt outside the facility are restricted.

FORWARD LOOKING STATEMENTS

From time to time, the Company, its management, or other Company representatives may make or publish statements that contain projections, beliefs, expectations, predictions or intentions relating to anticipated financial performance, business prospects, potential contract value, business strategy and plans, technological developments, and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these forward looking statements, including statements contained in this report. In order to comply with the terms of the safe harbor, the Company notes that a number of factors could cause the Company's actual results, experience or outcome to differ materially from projections, beliefs, expectations, predictions, or intentions expressed in forward looking statements. These risks and uncertainties which may affect the operations, performance, development, and results of the Company's business, include, but are not limited to, the following:

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

- The nature of te Company's work with hazardous materials, toxic wastes, and other pollutants, and the potential for uninsured claims or claims in excess of insurance limits, including professional liability and pollution claims.

- The Company's ability to conclude and implement acquisitions of other businesses consistent with the Company's acquisition strategy.

-  The Company's ability to retain key personnel.

- The Company's ability to successfully complete its ongoing exploration and evaluation of strategic alternatives.

The Company disclaims any intent or obligation to update forward looking statements.

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings
                  On April 14, 2000, the Company filed a Preliminary Complaint against the United States in the United States Court of Federal Claims (Roy F. Weston, Inc. v. The United States, C.A. No. 00-213c). The Complaint arises out of a thermal remediation project that the Company performed under a contract with the United States Army Corps of Engineers ("USACE") in St. Charles, Missouri during 1998 and 1999. In its Preliminary Complaint, the Company seeks to recover approximately $13 million, plus interest and legal costs, relating to contract modifications requested by the Company for work performed on the project, which had been denied by the USACE project contracting officer. The Company also disputes the contracting officer's finding that the Company has been overpaid by approximately $2.6 million. The Company's Preliminary Complaint asserts that the Company encountered site conditions that were materially different from those indicated in the contract documents, as well as other grounds for relief.

                  Although the outcome of any litigation is uncertain, the Company believes that its position is sound and that it will achieve a favorable result in the litigation, in which event the Company could recognize a significant gain. In the event of an unfavorable resolution, the Company could sustain a material loss.

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

                        Exhibit No.             Description
                          10.1                  Financing and Security Agreement
                                                dated April 26, 2000 by and
                                                between the Company and Bank of
                                                America, N.A.

                          11                    Statements of Computation of
                                                Earnings per Share

                          27                    Financial Data Schedule


                  (b) Reports on Form 8-K. There were no reports on Form 8-K in the three months ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ROY F. WESTON, INC.
                                          (Registrant)




Date: May 11, 2000                        By:/s/ William L. Robertson
                                             ---------------------------------
                                                  William L. Robertson
                                                  Chief Executive Officer
                                                  (Duly Authorized Officer)





Date: May 11, 2000                        By:/s/ William G. Mecaughey
                                             ---------------------------------
                                                  William G. Mecaughey
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)