Form 10-Q
period 2000-06-30
WESTON ROY F INC
filed 2000-08-10
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000


          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ---------


Commission File No. 0-4643


                               ROY F. WESTON, INC.
             (Exact name of registrant as specified in its charter)


            PENNSYLVANIA                                       23-1501990
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

   1400 WESTON WAY, P.O. BOX 2653
      WEST CHESTER, PENNSYLVANIA                                 19380
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (610) 701-3000

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

         As of July 28, 2000, the registrant had outstanding 7,878,825 shares of Series A common stock and 2,089,019 shares of common stock.

                                                                        Page
                                                                        ----
         Index

Part I - Financial Information

         Item 1.  Financial Statements:

                     Consolidated Balance Sheets -
                     June 30, 2000 and December 31, 1999                 1-2

                     Consolidated Statements of Operations -
                     Three Months Ended June 30, 2000 and 1999             3

                     Consolidated Statements of Operations -
                     Six Months Ended June 30, 2000 and 1999               4

                     Consolidated Statements of Cash Flows -
                     Six Months Ended June 30, 2000 and 1999               5

                     Notes to Consolidated Financial Statements          6-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         8-11



Part II - Other Information

         Item 1. Legal Proceedings                                        11

         Item 4. Submission of Matters to a Vote of Security Holders      12

         Item 6. Exhibits and Reports on Form 8-K                         12

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        June 30,      December 31,
                                                                         2000            1999
                                                                     (Unaudited)
                                                                        (Thousands of Dollars)
CURRENT ASSETS
Cash and cash equivalents                                             $  1,299         $  4,355
Accounts receivable, trade, net of allowance for doubtful
 accounts of $2,166 in 2000 and $2,040 in 1999                          58,033           56,919
Unbilled costs and estimated earnings on contracts in process           25,129           27,291
Deferred income taxes                                                    3,397            2,202
Other                                                                    5,742            4,760
                                                                      --------         --------

   Total current assets                                                 93,600           95,527
                                                                      --------         --------

PROPERTY AND EQUIPMENT
Land                                                                       215              215
Buildings and improvements                                              11,253           11,196
Furniture and equipment                                                 33,182           32,643
Leasehold improvements                                                   1,863            1,846
Construction in progress                                                   140              132
                                                                      --------         --------
   Total property and equipment                                         46,653           46,032
Less accumulated depreciation and amortization                          36,837           36,184
                                                                      --------         --------

   Property and equipment, net                                           9,816            9,848
                                                                      --------         --------

OTHER ASSETS
Goodwill, net of accumulated amortization of $4,231 in
 2000 and $4,200 in 1999                                                 1,723            1,754
Deferred income taxes                                                    3,258            5,634
Other                                                                    9,480            8,664
                                                                      --------         --------

   Total other assets                                                   14,461           16,052
                                                                      --------         --------

     TOTAL ASSETS                                                     $117,877         $121,427
                                                                      ========         ========

See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 30,      December 31,
                                                                        2000            1999
                                                                    (Unaudited)
                                                                       (Thousands of Dollars)
CURRENT LIABILITIES
Borrowings under line of credit                                      $  3,502         $  3,400
Current maturities of long-term debt                                    3,358            3,284
Accounts payable and accrued expenses                                  17,156           17,299
Billings on contracts in process in excess of costs and
 estimated earnings                                                     7,444           11,867
Employee compensation, benefits and payroll taxes                       9,632            8,732
Income taxes payable                                                      467              288
Other                                                                   6,108            5,916
                                                                     --------         --------
   Total current liabilities                                           47,667           50,786
                                                                     --------         --------

LONG-TERM DEBT                                                          6,648            9,648
                                                                     --------         --------

OTHER LIABILITIES                                                       3,968            3,830
                                                                     --------         --------

CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares authorized;
  3,170,294 shares issued in 2000 and 1999                                317              317
Series A common stock, $.10 par value, 20,500,000 shares
  authorized; 8,650,778 shares issued in 2000 and 1999                    865              865
Unrealized gain on investments                                            286              419
Additional paid-in capital                                             55,928           55,928
Retained earnings                                                       7,208            4,695
                                                                     --------         --------
                                                                       64,604           62,224
Less treasury stock at cost, 1,081,275 common shares in 2000 and 1999; 762,975 Series A common shares in 2000 and
  783,043 Series A common shares in 1999                                5,010            5,061
                                                                     --------         --------

   Total stockholders' equity                                          59,594           57,163
                                                                     --------         --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $117,877         $121,427
                                                                     ========         ========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended June 30,
                                                           ---------------------------
                                                          2000                  1999
                                                            (Thousands of Dollars)
Gross revenues                                        $     68,977          $     60,065
Direct project costs                                        28,352                24,012
                                                      ------------          ------------
   Net revenues                                             40,625                36,053
                                                      ------------          ------------

Expenses:
   Direct salaries and other operating costs                34,650                31,107
   General and administrative expenses                       4,030                 4,556
                                                      ------------          ------------
                                                            38,680                35,663
                                                      ------------          ------------

   Income from operations                                    1,945                   390
                                                      ------------          ------------

Other income (expense):
   Investment income                                           216                   137
   Interest expense                                           (445)                 (381)
   Equity in earnings of affiliate                           1,000                    --
   Other                                                        63                     6
                                                      ------------          ------------
                                                               834                  (238)
                                                      ------------          ------------

Income before income taxes                                   2,779                   152

Provision for income taxes                                   1,011                    61
                                                      ------------          ------------

   Net income                                         $      1,768          $         91
                                                      ============          ============

   Basic earnings per share                           $        .18          $        .01
                                                      ============          ============

Weighted average shares outstanding - basic              9,971,548             9,946,992
                                                      ============          ============

Diluted earnings per share                            $        .18          $        .01
                                                      ============          ============

Weighted average shares outstanding - diluted           10,026,394            10,006,483
                                                      ============          ============

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Six Months Ended June 30,
                                                         -------------------------
                                                          2000                1999
                                                            (Thousands of Dollars)
Gross revenues                                        $   138,677          $   132,869
Direct project costs                                       59,361               59,001
                                                      -----------          -----------
   Net revenues                                            79,316               73,868
                                                      -----------          -----------

Expenses:
   Direct salaries and other operating costs               68,484               63,830
   General and administrative expenses                      8,007                8,931
                                                      -----------          -----------
                                                           76,491               72,761
                                                      -----------          -----------

   Income from operations                                   2,825                1,107
                                                      -----------          -----------

Other income (expense):
   Investment income                                          442                  342
   Interest expense                                          (875)                (722)
   Equity in earnings of affiliate                          1,315                   --
   Other                                                      313                   43
                                                      -----------          -----------
                                                            1,195                 (337)
                                                      -----------          -----------

Income before income taxes                                  4,020                  770

Provision for income taxes                                  1,507                  308
                                                      -----------          -----------

   Net income                                         $     2,513          $       462
                                                      ===========          ===========

   Basic earnings per share                           $       .25          $       .05
                                                      ===========          ===========

Weighted average shares outstanding - basic             9,967,844            9,946,992
                                                      ===========          ===========

Diluted earnings per share                            $       .25          $       .05
                                                      ===========          ===========

Weighted average shares outstanding - diluted           9,982,152            9,959,943
                                                      ===========          ===========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                             2000             1999
                                                                             ----             ----
                                                                            (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                $ 2,513          $   462

  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                             2,008            1,865
   Provision for losses on accounts receivable                                 137              274
   Equity in undistributed earnings of affiliate                            (1,315)              --
   Other                                                                        62             (318)

 Change in assets and liabilities:
   Accounts receivable, trade                                               (1,251)           8,622
   Unbilled costs and estimated earnings on contracts in process             2,162           (6,488)
   Other current assets                                                       (988)            (891)
   Accounts payable and accrued expenses                                      (143)          (3,326)
   Billings on contracts in excess of costs and estimated earnings          (4,423)          (1,839)
   Employee compensation, benefits and payroll taxes                           900              (38)
   Income taxes                                                                185               18
   Deferred income taxes                                                     1,249              261
   Other current liabilities                                                   130           (1,210)
   Other assets and liabilities                                                (45)             432
                                                                           -------          -------
      Net cash provided by (used for) operating activities                   1,181           (2,176)
                                                                           -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investments                                             304            1,727
 Payments for purchase of investments                                          (12)              --
 Capital expenditures                                                       (1,487)          (2,810)
                                                                           -------          -------
      Net cash used for investing activities                                (1,195)          (1,083)
                                                                           -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line of credit                                           102            1,600
 Principal payments under long-term debt                                    (3,195)          (1,866)
 Other, net                                                                     51               --
                                                                           -------          -------
      Net cash used for financing activities                                (3,042)            (266)
                                                                           -------          -------

  Net decrease in cash and cash equivalents                                 (3,056)          (3,525)

Cash and cash equivalents:
  Beginning of period                                                        4,355            3,993
                                                                           -------          -------
  End of period                                                            $ 1,299          $   468
                                                                           =======          =======

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders which is incorporated by reference in its Form 10-K filed with the Securities and Exchange Commission. Results for the three months and six months ended June 30, 2000 are not necessarily indicative of results for the full year 2000.

NOTE 2 - LINE OF CREDIT AGREEMENT

On April 26, 2000, the Company entered into a new revolving credit facility with a maximum capacity of $15,000,000 to provide cash borrowings and letters of credit. Use of the facility is limited by a borrowing base calculated on the basis of the Company's eligible accounts receivable. The facility is collateralized by liens on substantially all of the Company's tangible and intangible assets, excluding real estate. The facility, which replaced the Company's previous credit arrangements, is for a three-year period and is available for working capital and other general corporate purposes. At June 30, 2000 the available unused portion of the facility was $9,446,000.

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

NOTE 3 - SEGMENTS

Net revenues and segment profit (loss) for the three months and six months ended June 30, 2000 and 1999 were as follows:

                                                    Three Months                        Six Months
                                                       Ended                              Ended
                                                      June 30                            June 30
                                                      -------                            -------

                                              2000               1999              2000              1999
                                              ----               ----              ----              ----
Net revenues:
    Infrastructure Redevelopment            $ 35,988*          $ 29,486          $ 69,254          $ 59,780
    Federal Programs                           3,714              5,447             8,124            11,588
    Knowledge Systems and Solutions              623                674             1,299             1,452
    Corporate                                    300                446               639             1,048
                                            --------           --------          --------          --------
Consolidated                                $ 40,625           $ 36,053          $ 79,316          $ 73,868
                                            ========           ========          ========          ========

Segment profit (loss):
    Infrastructure Redevelopment            $  5,615*          $  3,125          $  8,816          $  5,973
    Federal Programs                           1,473                681             2,804             2,047
    Knowledge Systems and Solutions              (57)              (288)              (49)             (505)
    Corporate                                 (4,252)            (3,366)           (7,551)           (6,745)
                                            --------           --------          --------          --------
Consolidated                                $  2,779           $    152          $  4,020          $    770
                                            ========           ========          ========          ========

     * Includes approximately $1,900,000 of net revenues from an industrial brownfields redevelopment project. A substantial portion of such net revenues is included in segment profit.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that, under generally accepted accounting principles, are excluded from the determination of net income.

The calculation of comprehensive income for the three months and six months ended June 30, 2000 and 1999 follows:

                                        Three Months                  Six Months
                                           Ended                        Ended
                                          June 30                      June 30
                                          -------                      -------
                                    2000           1999          2000            1999
                                    ----           ----          ----            ----
Net income                        $ 1,768          $ 91         $ 2,513          $462
Unrealized gain (loss) on
  investments, net of tax            (201)          182            (133)          169
                                  -------          ----         -------          ----
Comprehensive income              $ 1,567          $273         $ 2,380          $631
                                  =======          ====         =======          ====

NOTE 5 - CONSOLIDATED STATEMENTS OF CASH FLOW

Cash payments for income taxes were $81,000 and $24,000 in the first six months of 2000 and 1999, respectively. Cash payments for interest were $733,000 and $663,000 in the six months ended June 30, 2000 and 1999, respectively.

The Company incurred $269,000 and $268,000 of capital lease obligations in the six months ended June 30, 2000 and 1999, respectively, when the Company entered into leases for office equipment.


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

On April 27, 2000 the Company announced that it had retained Raymond James & Associates, Inc. to help the Company explore its strategic alternatives; that the Company's Board of Directors had appointed a special committee of independent directors to evaluate the alternatives on behalf of the holders of the Company's publicly traded Series A common shares; and that members of the Weston family who control a majority of the Company's non-publicly traded Common shares were working with the special committee and Raymond James. The Company continues to explore its strategic alternatives.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2000 was $1,768,000, or $.18 per share, compared to $91,000, or $.01 per share, for the three months ended June 30, 1999. Net income for the six months ended June 30, 2000 was $2,513,000, or $.25 per share, compared to $462,000, or $.05 per share, for the six months ended June 30, 1999.

Net revenues increased 13% to $40,625,000 for the three months ended June 30, 2000 and 7% to $79,316,000 for the six months ended June 30, 2000 compared to the 1999 periods. Gross revenues increased 15% to $68,977,000 for the three months ended June 30, 2000 and 4% to $138,677,000 for the six months ended June 30, 2000 compared to the 1999 periods. Net revenues from the Company's Infrastructure Redevelopment segment increased $6,502,000, or 22%, and $9,474,000, or 16%, in the three months and six months ended June 30, 2000, primarily due to increased volume of work as a result of higher contract bookings in 1999 and 2000. The three months and six months ended June 30, 2000 included net revenues of approximately $1,900,000 and $2,300,000, respectively, from an industrial brownfields redevelopment project. Net revenues from Federal Programs declined $1,733,000, or 32%, and $3,464,000, or 30%, in the three months and six months ended June 30, 2000 primarily due to the loss of one large contract in the middle of 1999.

The Company had income from operations of $1,945,000 and $2,825,000 in the three months and six months ended June 30, 2000, respectively, compared to $390,000 and $1,107,000 in the three months and six months ended June 30, 1999, respectively. The increases in 2000 income from operations for the respective periods was principally realized from the aforementioned increased net revenues. In particular, a substantial portion of the Company's income from operations for the three months ended June 30, 2000 was attributable to the industrial brownfields redevelopment project referred to above which was completed as of June 30, 2000. General and administrative expenses declined $526,000, or 12%, and $924,000, or 10%, in the three months and six months ended June 30, 2000 due principally to continued cost containment and operating efficiencies. The 1999 periods included unusually high computer training costs related to the implementation of new systems. The three months and six months ended June 30, 1999 included a $500,000 reduction in the Company's estimated insurance claim liabilities.

The Company had $834,000 and $1,195,000 of other income in the three months and six months ended June 30, 2000, respectively, compared to other expense of $238,000 and $337,000 in the three months and six months ended June 30, 1999, respectively. The 2000 periods include equity in undistributed earnings of a limited liability company 40%-owned by the Company, which began operations in late 1999. Other income includes $210,000 and $52,000 in the six months ended June 30, 2000 and June 30, 1999, respectively, of gains on redemption of the Company's 7% Convertible Subordinated Debentures. Interest expense increased $64,000, or 17%, and $153,000, or 21% in the three months and six months ended June 30, 2000, respectively, due to increased borrowings under the Company's line of credit, partially offset by reductions of 7% convertible subordinated debt outstanding.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents decreased $3,056,000 in the first six months of 2000 to $1,299,000 from $4,355,000 at December 31, 1999.

Operating activities provided cash of $1,195,000 for the first six months of 2000, compared to using cash of $2,176,000 in the comparable 1999 period. Capital expenditures were $1,487,000 in the first six months of 2000, compared to $2,810,000 in the comparable 1999 period. The Company used cash of $3,042,000 in financing activities in the first six months of 2000, compared to $266,000 in the comparable 1999 period. The six months ended June 30, 2000 included the repurchase of $3,015,000 principal amount of the Company's 7% Convertible Subordinated Debentures in order to satisfy the April 15, 2000 sinking fund requirement. Further debenture repurchases of $3,028,000 are required before April 15, 2001.

On April 26, 2000, the Company entered into a new three-year revolving credit facility with a maximum capacity of $15,000,000. The facility, which replaced the Company's previous credit arrangements, increases the Company's access to working capital borrowings needed to finance the growth of the Company's business. The Company is required to maintain minimum levels of tangible net worth and certain financial ratios and certain expenditures and debt outside the facility are restricted. [See Note 2 to the unaudited consolidated financial statements.]

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

o The Company's ability to successfully complete its ongoing exploration and evaluation of strategic alternatives.

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

    Item 4.  Submission of Matters to a Vote of Security Holders

             1.   Annual Meeting of Shareholders
                  The Annual Meeting of Shareholders of the registrant was held on May 15, 2000. All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:

                                                 For            Against
                                              ---------         -------
                     R. L. Armitage           2,689,509          23,528
                     J. L. Brown              2,689,499          23,537
                     T. E. Carroll            2,689,509          23,528
                     T. Harvey                2,689,499          23,537
                     W.F. Hosking, Jr.        2,689,232          23,804
                     W. L. Robertson          2,689,499          23,537
                     K. W. Swoyer             2,689,183          23,854
                     T. M. Swoyer, Jr.        2,689,197          23,839
                     A. F. Thompson           2,689,286          23,750
                     R. F. Weston             2,590,286         122,750
                     J. H. Wolfe              2,689,509          23,528

    Item 6.  Exhibits and Reports on Form 8-K

             (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

             Exhibit No.           Description
             -----------           -----------

                11 Statements of Computation of Basic and Diluted Earnings Per Share.

                27                 Financial Data Schedule.

                (b)  Reports on Form 8-K

                     There were no reports on Form 8-K in the three months ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ROY F. WESTON, INC.
                                          (Registrant)


Date:    August 4, 2000                   By:  /s/ William Robertson
                                             -------------------------
                                               William Robertson
                                               Chief Executive Officer
                                               (Duly Authorized Officer)



Date:    August 4, 2000                   By:  /s/ William G. Mecaughey
                                             ----------------------------
                                               William G. Mecaughey
                                               Vice President and
                                               Chief Financial Officer
                                               (Chief Accounting Officer)