Form 10-Q
period 2000-09-30
WESTON ROY F INC
filed 2000-11-13
CIK 106473

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000


          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               --------  -------


Commission File No. 0-4643


                               ROY F. WESTON, INC.
             (Exact name of registrant as specified in its charter)


        PENNSYLVANIA                                              23-1501990
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                                Identification No.)

1400 WESTON WAY, P.O. BOX 2653
WEST CHESTER, PENNSYLVANIA                                           19380
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

                                    Yes X   No
                                       ---    ---

         As of October 27, 2000, the registrant had outstanding 7,892,418 shares of Series A common stock and 2,089,019 shares of common stock.

         Index                                                                                 Page
         -----                                                                                 ----

Part I - Financial Information

         Item 1.  Financial Statements:

                           Consolidated Balance Sheets -
                           September 30, 2000 and December 31, 1999                              1-2

                           Consolidated Statements of Operations -
                           Three Months Ended September 30, 2000 and 1999                        3

                           Consolidated Statements of Operations -
                           Nine Months Ended September 30, 2000 and 1999                         4

                           Consolidated Statements of Cash Flows -
                           Nine Months Ended September 30, 2000 and 1999                         5

                           Notes to Consolidated Financial Statements                            6-7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  8-11



Part II - Other Information                                                                      11-12
         Item 1. Legal Proceedings
         Item 6. Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   September 30,  December 31,
                                                                      2000           1999
                                                                    (Unaudited)
                                                                     (Thousands of Dollars)
CURRENT ASSETS
Cash and cash equivalents                                           $    920       $  4,355
Accounts receivable, trade, net of allowance for doubtful
 accounts of $2,226 in 2000 and $2,040 in 1999                        58,776         56,919
Unbilled costs and estimated earnings on contracts in process         27,908         27,291
Deferred income taxes                                                  3,251          2,202
Other                                                                  5,224          4,760
                                                                    --------       --------

   Total current assets                                               96,079         95,527
                                                                    --------       --------

PROPERTY AND EQUIPMENT
Land                                                                     215            215
Buildings and improvements                                            11,281         11,196
Furniture and equipment                                               35,785         32,643
Leasehold improvements                                                 1,935          1,846
Construction in progress                                                  39            132
                                                                    --------       --------
   Total property and equipment                                       49,255         46,032
Less accumulated depreciation and amortization                        37,580         36,184
                                                                    --------       --------

   Property and equipment, net                                        11,675          9,848
                                                                    --------       --------

OTHER ASSETS
Goodwill, net of accumulated amortization of $4,246 in
 2000 and $4,200 in 1999                                               1,708          1,754
Deferred income taxes                                                  2,909          5,634
Other                                                                  9,573          8,664
                                                                    --------       --------

   Total other assets                                                 14,190         16,052
                                                                    --------       --------

     TOTAL ASSETS                                                   $121,944       $121,427
                                                                    ========       ========


See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    September 30,    December 31,
                                                                                         2000            1999
                                                                                     (Unaudited)
                                                                                        (Thousands of Dollars)
CURRENT LIABILITIES
Borrowings under line of credit                                                        $  5,190         $  3,400
Current maturities of long-term debt                                                      3,386            3,284
Accounts payable and accrued expenses                                                    19,137           17,299
Billings on contracts in process in excess of costs and
 estimated earnings                                                                       7,994           11,867
Employee compensation, benefits and payroll taxes                                         8,174            8,732
Income taxes payable                                                                        464              288
Other                                                                                     6,032            5,916
                                                                                       --------         --------
   Total current liabilities                                                             50,377           50,786
                                                                                       --------         --------

LONG-TERM DEBT                                                                            7,047            9,648
                                                                                       --------         --------

OTHER LIABILITIES                                                                         4,026            3,830
                                                                                       --------         --------

CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares authorized;
  3,170,294 shares issued in 2000 and 1999                                                  317              317
Series A common stock, $.10 par value, 20,500,000 shares
  authorized, 8,650,778 shares issued in 2000 and 1999                                      865              865
Unrealized gain on investments                                                              250              419
Additional paid-in capital                                                               55,928           55,928
Retained earnings                                                                         8,129            4,695
                                                                                       --------         --------
                                                                                         65,489           62,224
Less treasury stock at cost, 1,081,275 common shares in 2000 and 1999; 758,360
Series A common shares in 2000
  and 783,043 Series A common shares in 1999                                              4,995            5,061
                                                                                       --------         --------

   Total stockholders' equity                                                            60,494           57,163
                                                                                       --------         --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $121,944         $121,427
                                                                                       ========         ========


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended September 30,
                                                      ----------------------------------
                                                         2000                  1999
                                                            (Thousands of Dollars)

Gross revenues                                        $     65,415          $     62,869
Direct project costs                                        28,169                26,931
                                                      ------------          ------------
   Net revenues                                             37,246                35,938
                                                      ------------          ------------

Expenses:
   Direct salaries and other operating costs                32,325                31,887
   General and administrative expenses                       3,433                 4,131
                                                      ------------          ------------
                                                            35,758                36,018
                                                      ------------          ------------

   Income  (loss) from operations                            1,488                   (80)
                                                      ------------          ------------

Other income (expense):
   Investment income                                           159                   659
   Interest expense                                           (404)                 (430)
   Equity in earnings of affiliate                              85                    --
   Other                                                       146                     9
                                                      ------------          ------------
                                                               (14)                  238
                                                      ------------          ------------

Income before income taxes                                   1,474                   158

Provision for income taxes                                     553                    64
                                                      ------------          ------------

   Net income                                         $        921          $         94
                                                      ============          ============

   Basic earnings per share                           $        .09          $        .01
                                                      ============          ============

Weighted average shares outstanding - basic              9,977,675             9,954,671
                                                      ============          ============

Diluted earnings per share                            $        .09          $        .01
                                                      ============          ============

Weighted average shares outstanding - diluted           10,111,302            10,019,154
                                                      ============          ============

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Nine Months Ended September 30,
                                                      ----------------------------------
                                                         2000                  1999
                                                             (Thousands of Dollars)

Gross revenues                                        $    204,092          $    195,738
Direct project costs                                        87,530                85,932
                                                      ------------          ------------
   Net revenues                                            116,562               109,806
                                                      ------------          ------------

Expenses:
   Direct salaries and other operating costs               100,809                95,717
   General and administrative expenses                      11,440                13,062
                                                      ------------          ------------
                                                           112,249               108,779
                                                      ------------          ------------

   Income from operations                                    4,313                 1,027
                                                      ------------          ------------

Other income (expense):
   Investment income                                           601                 1,001
   Interest expense                                         (1,279)               (1,152)
   Equity in earnings of affiliate                           1,400                    --
   Other                                                       459                    52
                                                      ------------          ------------
                                                             1,181                   (99)
                                                      ------------          ------------

Income before income taxes                                   5,494                   928

Provision for income taxes                                   2,060                   372
                                                      ------------          ------------

   Net income                                         $      3,434          $        556
                                                      ============          ============

   Basic earnings per share                           $        .34          $        .06
                                                      ============          ============

Weighted average shares outstanding - basic              9,971,145             9,949,601
                                                      ============          ============

Diluted earnings per share                            $        .34          $        .06
                                                      ============          ============

Weighted average shares outstanding - diluted           10,025,992             9,974,855
                                                      ============          ============


See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                          2000             1999
                                                                                         -------          -------
                                                                                          (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                              $ 3,434          $   556

  Adjustments to reconcile net income to net cash used for operating activities:
   Depreciation and amortization                                                           3,075            2,863
   Provision for losses on accounts receivable                                               229              342
   Equity in undistributed earnings of affiliate                                          (1,400)              --
   Other                                                                                    (188)            (162)

 Change in assets and liabilities:
   Accounts receivable, trade                                                             (2,086)           3,359
   Unbilled costs and estimated earnings on contracts in process                            (617)          (1,260)
   Other current assets                                                                     (470)          (1,725)
   Accounts payable and accrued expenses                                                   1,838           (4,809)
   Billings on contracts in excess of costs and estimated earnings                        (3,873)            (439)
   Employee compensation, benefits and payroll taxes                                        (558)          (1,325)
   Income taxes                                                                              182               23
   Deferred income taxes                                                                   1,763              301
   Other current liabilities                                                                 304           (1,201)
   Other assets and liabilities                                                             (239)             375
                                                                                         -------          -------
      Net cash provided by (used for) operating activities                                 1,394           (3,102)
                                                                                         -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investments                                                           398            2,411
 Payments for purchase of investments                                                        (12)            (501)
 Capital expenditures                                                                     (3,722)          (3,787)
                                                                                         -------          -------
      Net cash used for investing activities                                              (3,336)          (1,877)
                                                                                         -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line of credit                                                       1,790            3,600
 Principal payments under long-term debt                                                  (3,349)          (1,954)
 Other, net                                                                                   66               29
                                                                                         -------          -------
      Net cash provided by (used for) financing activities                                (1,493)           1,675
                                                                                         -------          -------

  Net decrease in cash and cash equivalents                                               (3,435)          (3,304)

Cash and cash equivalents:
  Beginning of period                                                                      4,355            3,993
                                                                                         -------          -------
  End of period                                                                          $   920          $   689
                                                                                         =======          =======

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders which is incorporated by reference in its Form 10-K filed with the Securities and Exchange Commission. Results for the three months and nine months ended September 30, 2000 are not necessarily indicative of results for the full year 2000.

NOTE 2 - UNBILLED COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

In addition to the USACE matter discussed in Part II, Item 1 of this Form 10-Q, there is approximately $2,000,000 of unbilled costs related to change orders on contracts that have yet to be approved.

NOTE 3 - LINE OF CREDIT AGREEMENT

On April 26, 2000, the Company entered into a new revolving credit facility with a maximum capacity of $15,000,000 to provide cash borrowings and letters of credit. Use of the facility is limited by a borrowing base calculated on the basis of the Company's eligible accounts receivable. The facility is collateralized by liens on substantially all of the Company's tangible and intangible assets, excluding real estate. The facility, which replaced the Company's previous credit arrangements, is for a three-year period and is available for working capital and other general corporate purposes. At September 30, 2000 the available unused portion of the facility was $5,249,000.

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

NOTE 4 - SEGMENTS

Net revenues and segment profit (loss) for the three months and nine months ended September 30, 2000 and 1999 were as follows:

                                                Three Months Ended                    Nine Months Ended
                                                ------------------                    -----------------
                                                    September 30                         September 30
                                                    ------------                         ------------

                                              2000               1999               2000               1999
                                            ---------          ---------          ---------          ---------
Net revenues:
    Infrastructure Redevelopment            $  33,839          $  30,621          $ 103,093          $  90,401
    Federal Programs                            2,584              4,238             10,708             15,826
    Knowledge Systems and Solutions               527                760              1,826              2,212
    Corporate                                     296                319                935              1,367
                                            ---------          ---------          ---------          ---------
Consolidated                                $  37,246          $  35,938          $ 116,562          $ 109,806
                                            =========          =========          =========          =========

Segment profit (loss):
    Infrastructure Redevelopment            $   4,008          $   2,492          $  12,824          $   8,465
    Federal Programs                              513                867              3,317              2,914
    Knowledge Systems and Solutions              (118)              (159)              (167)              (664)
    Corporate                                  (2,929)            (3,042)           (10,480)            (9,787)
                                            ---------          ---------          ---------          ---------
Consolidated                                $   1,474          $     158          $   5,494          $     928
                                            =========          =========          =========          =========

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that, under generally accepted accounting principles, are excluded from the determination of net income.

The calculation of comprehensive income for the three months and nine months ended September 30, 2000 and 1999 follows:

                                           Three Months                     Nine Months
                                             Ended                            Ended
                                          September 30                     September 30
                                          ------------                     ------------
                                     2000             1999             2000             1999
                                    -------          -------          -------          -------
Net income                          $   921          $    94          $ 3,434          $   556
Unrealized gain (loss) on
  investments, net of tax               (36)            (275)            (169)             (94)
                                    -------          -------          -------          -------
Comprehensive income (loss)         $   885          $  (181)         $ 3,265          $   462
                                    =======          =======          =======          =======

NOTE 6 - CONSOLIDATED STATEMENTS OF CASH FLOW

Net cash payments for income taxes were $119,000 and $61,000 in the nine months ended September 30, 2000 and 1999, respectively. Cash payments for interest were $876,000 and $830,000 in the nine months ended September 30, 2000 and 1999, respectively.

Capital lease obligations of $850,000 and $268,000 were incurred in the nine months ended September 30, 2000 and 1999, respectively.

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

On October 24, 2000, the Company announced that a special committee of its Board of Directors had agreed to grant certain exclusive negotiating rights to American Capital Strategies (NASDAQ: ACAS) concerning the possible merger of the Company into a new entity that would be owned by American Capital Strategies, a group of the Company's senior managers, and a broad-based employee stock ownership plan. The Company had previously announced that the special committee, with the assistance of Raymond James & Associates, Inc., was evaluating the Company's strategic alternatives.

Holders of a majority of the Company's non-publicly traded Common Shares, representing approximately 61% of the voting power of all the Company's outstanding shares, have agreed that if the Company and American Capital Strategies reach a definitive agreement that is recommended by the Special Committee, approved by the Board of Directors, and put to a shareholder vote, their shares will, subject to certain conditions, be voted in favor of such a transaction.

No definitive merger agreement has been signed and the terms of any potential transaction remain subject to completion of due diligence and obtaining of financing by American Capital Strategies, and negotiation and completion of a definitive agreement with the Company and of agreements with senior management concerning their investment in the transaction. If these matters are successfully completed, the merger transaction will require recommendation by the special committee and approval by the Board of Directors and shareholders of the Company.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2000 was $921,000, or $.09 per share, compared to $94,000, or $.01 per share, for the three months ended September 30, 1999. Net income for the nine months ended September 30, 2000 was $3,434,000, or $.34 per share, compared to $556,000, or $.06 per share, for the nine months ended September 30, 1999.

Net revenues increased 4% to $37,246,000 for the three months ended September 30, 2000 and increased 6% to $116,562,000 for the nine months ended September 30, 2000 compared to the 1999 periods. Gross revenues increased 4% to $65,415,000 for the three months ended September 30, 2000 and 4% to $204,092,000 for the nine months ended September 30, 2000 compared to the 1999 periods. Net revenues from the Company's Infrastructure Redevelopment segment increased $3,218,000, or 11%, and $12,692,000, or 14%, in the three months and nine months ended September 30, 2000, respectively, primarily due to increased volume of work as a result of contract bookings in 1999 and 2000. For the Infrastructure Redevelopment segment, the nine months ended September 30, 2000 included net revenues of approximately $2,300,000 from an industrial brownfields redevelopment project. Net revenues from Federal Programs declined $1,654,000, or 39%, and $5,118,000, or 32%, in the three months and nine months ended September 30, 2000, respectively, primarily due to the loss of one large contract in the middle of 1999.

The Company had income from operations of $1,488,000 and $4,313,000 in the three months and nine months ended September 30, 2000, respectively, compared to a loss of $80,000 and income of $1,027,000 in the three months and nine months ended September 30, 1999, respectively. The increases in 2000 income from operations for the respective periods were principally realized from the aforementioned increased net revenues. In particular, a substantial portion of the Company's income from operations for the nine months ended September 30, 2000 was attributable to the industrial brownfields redevelopment project referred to above which was completed as of June 30, 2000. General and administrative expenses declined $698,000, or 17%, and $1,622,000, or 12%, in the three months and nine months ended September 30, 2000, respectively, due principally to continued cost containment and operating efficiencies. The 1999 periods included unusually high computer training costs related to the implementation of new systems. The three months and nine months ended September 30, 2000 included a $330,000 reduction in the Company's estimated insurance claim liabilities. The nine months ended September 30, 1999 included a $500,000 reduction in the Company's estimated insurance claim liabilities.

The Company had other expense of $14,000 and other income of $1,181,000 in the three months and nine months ended September 30, 2000, respectively, compared to other income of $238,000 and other expense of $99,000 in the three months and nine months ended September 30, 1999, respectively. Investment income in the 1999 periods included a gain of $480,000 resulting from the demutualization of a life insurance company in which the Company is a policyholder. The 2000 periods include equity in undistributed earnings of a limited liability company 40%-owned by the Company, which began operations in late 1999. Interest expense increased $127,000, or 11%, in the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, due to increased borrowings under the Company's line of credit, partially offset by reductions of 7% convertible subordinated debt outstanding. Other income includes $210,000 and $52,000 in the nine months ended September 30, 2000 and September 30, 1999, respectively, of gains on redemption of the Company's 7% Convertible Subordinated Debentures. Other income in the 2000 periods includes a gain from a life insurance claim of $162,000.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents decreased $3,435,000 in the first nine months of 2000 to $920,000 from $4,355,000 at December 31, 1999.

Operating activities provided cash of $1,394,000 for the first nine months of 2000, compared to using cash of $3,102,000 in the comparable 1999 period. Capital expenditures were $3,722,000 in the first nine months of 2000, compared to $3,787,000 in the comparable 1999 period. The Company used cash of $1,493,000 in financing activities in the first nine months of 2000, while financing activities provided cash of $1,675,000 in the comparable 1999 period. The nine months ended September 30, 2000 included the repurchase of $3,015,000 principal amount of the Company's 7% Convertible Subordinated Debentures in order to satisfy the April 15, 2000 sinking fund requirement. Further debenture repurchases of $3,028,000 are required before April 15, 2001.

On April 26, 2000, the Company entered into a new three-year revolving credit facility with a maximum capacity of $15,000,000. The facility, which replaced the Company's previous credit arrangements, increases the Company's access to working capital borrowings needed to finance the growth of the Company's business. The Company is required to maintain minimum levels of tangible net worth and certain financial ratios and certain expenditures and debt outside the facility are restricted. [See Note 3 to the unaudited consolidated financial statements.]

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

- The Company's ability to obtain adequate financing for its current operations and future expansion, including adequate financing to fund working capital needs.

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

- The Company's ability to successfully complete its ongoing exploration and evaluation of strategic alternatives, including the completion of the possible transaction with American Capital Strategies which is discussed above.

The Company disclaims any intent or obligation to update forward looking statements.

PART II - OTHER INFORMATION

         Item 1.         Legal Proceedings

                                    Roy F. Weston, Inc. v. The United States,
                                    C.A. No. 00-213C: This action arises out of a thermal remediation project that the Company performed under a contract with the United States Army Corps of Engineers ("USACE") in St. Charles, Missouri during 1998 and 1999. The Company has filed a Complaint that seeks to recover approximately $13 million, plus interest and legal costs, relating to contract modifications requested by the Company for work performed on the project. The Government's contracting officer denied these modification requests.

                                    In its Complaint, the Company asserts that it encountered site conditions that were materially different from those indicated in the contract documents, as well as other grounds for relief. The Government has filed an Answer denying the Company's allegations. The Government has also filed a Counterclaim seeking to recover approximately $2.9 million by which the Government alleges the Company was overpaid. The Company has denied the allegations in the Counterclaim and the parties are proceeding with discovery.

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

         Item 6.         Exhibits and Reports on Form 8-K

                           (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                           Exhibit No.                        Description
                           -----------                        -----------
                                    11                        Statements of Computation of Basic and Diluted
                                                              Earnings Per Share.

                                    27                        Financial Data Schedule.

                           (b)      Reports on Form 8-K

                                    There were no reports on Form 8-K in the three months ended September 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         ROY F. WESTON, INC.
                                         (Registrant)




Date:    November 10, 2000               By:      /s/ William Robertson
                                            ------------------------------------
                                                  William Robertson
                                                  Chief Executive Officer
                                                  (Duly Authorized Officer)





Date:    November 10, 2000               By:      /s/ William G. Mecaughey
                                            ------------------------------------
                                                  William G. Mecaughey
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Chief Accounting Officer)