Form 10-K405
period 2000-12-31
WESTON ROY F INC
filed 2001-04-02
CIK 106473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________TO_________________

                          COMMISSION FILE NUMBER 0-4643

                               ROY F. WESTON, INC.

             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                                 23-1501990
               ------------                                 ----------
       (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

               1400 WESTON WAY
                P.O. BOX 2653
         WEST CHESTER, PENNSYLVANIA                           19380
         --------------------------                           -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Series A Common Stock reported in the NASDAQ National Market System on March 15, 2001, was approximately $38,853,000. Solely for the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock were considered affiliates. As of March 15, 2001, the Registrant had outstanding 7,895,898 shares of Series A Common Stock ($.10 par value) and 2,089,019 shares of Common Stock ($.10 par value). There is no established trading market for the Common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.           BUSINESS                                                        2

ITEM 2.           PROPERTIES                                                     10

ITEM 3.           LEGAL PROCEEDINGS                                              10

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            10

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                                    11

ITEM 6.           SELECTED FINANCIAL DATA                                        12

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                            12

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                    17

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    18

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                            41

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS                               42

ITEM 11.          EXECUTIVE COMPENSATION                                         45

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                                 51

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 55

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K                                                    56

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

        Roy F. Weston, Inc. (the Company) is an infrastructure redevelopment organization that provides integrated environmental engineering solutions to produce economic value for industrial and governmental clients. The Company's services include development of cost-effective technologies and solutions to environmental problems; selection of sites, assistance in obtaining governmental permits, and the preparation of specifications and designs for constructing remedial systems and facilities; and construction, startup and operation of facilities. These services are made available to clients through the Company's staff of professional and support personnel. The Company assists its clients from the initial identification and definition of a problem, through the planning, evaluation and design stages, to the implementation of cost-effective, technologically feasible, and publicly acceptable solutions.

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

        The Company entered into an Agreement and Plan of Merger on March 9, 2001 with certain portfolio companies of American Capital Strategies, Ltd. (Nasdaq: ACAS). Under the Agreement and Plan of Merger with ACAS Acquisitions (Weston), Inc. (referred to as "Parent") and Weston Acquisition Corporation, Parent will acquire control of the Company through a merger of its wholly-owned subsidiary, Weston Acquisition Corporation, with and into the Company. In the merger, all outstanding shares of the Company's publicly traded Series A Common Stock and non-publicly traded Common Stock (as well as options and stock appreciation rights, except options and rights held by certain members of the Company's senior management, as described below) will be converted into the right to receive cash consideration. The merger consideration is $5.02 per share of Series A Common Stock and $5.38 per share of Common Stock. The Company will survive the merger and, following the merger, will be 100%-owned by Parent. Also in connection with the merger, certain members of the Company's existing senior management will acquire an equity interest in Parent and will enter into new employment agreements in exchange for the cancellation of their existing stock options, stock appreciation rights and rights under their existing employment agreements. Such members of senior management will have an indirect ownership interest in the Company after the merger. Consummation of the merger is subject to, among other things, approval of the holders of a majority of the Company's outstanding shares of Series A Common Stock at a special meeting of shareholders currently scheduled for May 29,2001. If the merger is consummated, the Company will no longer be a public company subject to the reporting requirements under the Securities Exchange Act of 1934.

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

        Infrastructure redevelopment is being pursued by the Company for a number of reasons. Demand for regulatory-driven environmental services, which are still a major source of business for the Company, has been declining. While the Company intends to maintain such services, it sees its long-term opportunities in infrastructure redevelopment services where the market has been growing.

        The Company provides its services by combining its professional skills and technological resources in an integrated systems approach, which uses technical information and program management capabilities as well as cost control systems. The Company's service lines include infrastructure redevelopment, federal program management, and knowledge systems and solutions. Information about net revenues, segment profit (loss) and total assets for 2000, 1999 and 1998 is included in Note 15 to the Consolidated Financial Statements on pages 39-40 of this Form 10-K.

INFRASTRUCTURE REDEVELOPMENT

        The Company's infrastructure redevelopment services involve the identification and characterization of a client's problems; the evaluation of alternative solutions; and the selection, design and development of a technologically feasible, cost-effective, and politically acceptable solution. The Company's trained professionals who provide these services are drawn from many different scientific and technological disciplines to assess the long-term effects and the risks associated with the environmental impact of clients' activities and products. In performing feasibility studies and environmental impact and risk assessments, the Company's professionals examine the relative effectiveness of various technological approaches for achieving effective solutions and ensuring that additional environmental concerns are not created in the course of solving the primary problem.

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

        REDEVELOPMENT. Redevelopment services include impaired property redevelopment, ports and waterways services, water and wastewater consulting and design, water and wastewater alternate delivery and contract operations, and municipal infrastructure support. Impaired property redevelopment comprises reuse analysis, preparation of risk management, plans and transfer of property.

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

FEDERAL PROGRAMS MANAGEMENT

        Federal programs management involves all phases of large-scale environmental, health and safety problems of government. The Company has the resources and technical abilities to accept overall responsibility for siting, evaluating, designing, implementing, and managing environmental programs, and to apply its diversified services, as appropriate, in an integrated systems approach. The Company provides the management systems and the direct involvement of its management to deal with the complexities of the underlying environmental problems, as well as the commitment of large numbers of personnel at geographically dispersed sites for extended time frames. The Company typically bids for contracts as the prime contractor and forms subcontractor teams in those instances where subcontractors provide expertise and staffing that enhance the Company's ability to obtain and perform contracts. Subcontractors may, from time to time, include certain competitors of the Company.

        Included in Federal Programs Management is Weskem, LLC, a limited liability company which is 40%-owned by the Company. Weskem, LLC, which commenced operations in late 1999, was formed to perform environmental facility waste management operations at U.S. Department of Energy facilities in Oak Ridge, TN and Paducah, KY.

KNOWLEDGE SYSTEMS AND SOLUTIONS

        Knowledge Systems and Solutions services include decision support systems, such as Geographic Information Systems, Facilities Management Systems, and Workflow Automation Systems to assist clients with managing geographically distributed assets (e.g., water utilities, gas transmission companies, etc.). The Company's data management services include records management, historical data loading and database software solutions tailored to environmental remedial investigation and feasibility studies. On-line products and services, such as Internet-based virtual communities, web-based project collaborative workspaces, and other sophisticated on-line products and services help clients more effectively collaborate, access information, and transact business over electronic networks.

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

FEDERAL GOVERNMENT

        In the federal sector, the Company performs contracts for the U.S. Department of Defense (DOD), the U.S. Environmental Protection Agency (EPA) and the U.S. Department of Energy (DOE), as well as for other federal agencies. The Company develops comprehensive waste management and remediation programs at many sites throughout the country. Contracts that include dedicated-site staff are included in the Federal Programs Management segment while contracts with non-dedicated-site staff are included in the Infrastructure Redevelopment segment.

        The Company derived 56%, 56% and 52% of its consolidated gross revenues from the federal government for the years ended December 31, 1998, 1999 and 2000, respectively. Gross revenue percentages from the DOD, EPA and DOE for each of the fiscal years are as follows:

                   PERCENTAGES OF CONSOLIDATED GROSS REVENUES
                         FOR THE YEARS ENDED DECEMBER 31

                             1998              1999             2000
                             ----              ----             ----
         DOD                 25%                27%              24%
         EPA                 21%                17%              13%
         DOE                  8%                10%              12%
         OTHER                2%                 2%               3%
                             ---                ---              ---
                             56%                56%              52%

        As a provider of services to the federal government the Company is subject to audit with respect to costs and fees charged to the federal government. Revenues associated with federal overhead rates under government cost reimbursable contracts are adjusted when variances are determined on at least an annual basis. Provisions for losses on contracts are recorded when they are identified. As a result of its government contracting business, the Company is, has been, and may in the future be, subject to audits and investigations by government agencies. In addition to potential damage to the Company's business reputation, the failure by the Company to comply with the terms of any of its government contracts could also result in fines, penalties or in the Company's suspension or debarment from future government contracts for a significant period of time. Such fines and penalties, or the Company's suspension or debarment could have a material adverse effect on the Company's business, particularly in light of its significance to the Company's consolidated revenues.

PRIVATE INDUSTRY

        The Company provides a full range of services for industrial clients. Service to industrial clients provided 26%, 27% and 33% of the Company's gross revenues in 1998, 1999 and 2000, respectively. In addition to complying with regulatory requirements, companies are recognizing that the environmental impact must be considered from the inception of a product, throughout its use and final disposal. Corporate clients, which range from small business concerns to Fortune 100 companies, are offered a wide range of consulting, construction, remediation and redevelopment; and knowledge systems and solutions services. Market segments served include manufacturing, chemicals and allied products, petroleum, forest products, high technology, telecommunications, and utilities.

STATE AND LOCAL GOVERNMENT

        The Company provides consulting and construction redevelopment services to many state and local governments and agencies. Services to public works and local government clients provided 18%, 17% and 15% of the Company's gross revenues in 1998, 1999 and 2000, respectively. A growing number of cities, regional authorities, and state governments are instituting long-range programs to update essential facilities. Because these projects require comprehensive planning and engineering, they are expected to continue to be an important component of the Company's business. Typical projects include the design of water supply and wastewater systems; solid waste management; asbestos management; computer-based geographic mapping; and landfill design.

                                   COMPETITION

        The Company's markets are very competitive and require highly skilled, experienced technical and management personnel. Competition is based on, among other things, reputation, quality of service, price, expertise and local presence. In each of its specific service areas, the Company competes with many firms that are both larger and smaller than the Company, although the Company believes that no firm currently dominates any significant portion of those service areas. Many of the Company's competitors have greater financial and other resources than the Company.

                             PATENTS AND TECHNOLOGY

        The Company owns eight patents on certain remediation technologies and has filed additional patent applications. The Company also claims copyright and trade secret protection on certain of its computer software, publications and technologies. The Company does not believe that such patents and copyrights are a material factor in its business.

                                     BACKLOG

        The Company's net contract backlog (excluding estimated project expenses that are directly passed through to customers) was $84.6 million and $67.5 million at December 31, 2000 and 1999, respectively. Additionally, the Company derives revenues from open order contracts and from activities related to emergency response. As work assignments are approved and funded, the Company includes these amounts in its contract backlog. Some contracts are subject to cancellation by the customer, changes in scope of work, and delays in project startup, therefore, the amounts reflected in backlog may not all be realized as net revenues. The Company anticipates that the majority of its backlog will be realized in the current fiscal year.

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

        The Company has been able to insure against most liabilities it incurs in connection with the conduct of its business. The Company has obtained coverage with commercial carriers to insure against pollution liability claims. Although this insurance covers many of the Company's environmental exposures, there are instances where project-specific pollution insurance policies are necessary. The Company will continue to evaluate exposures associated with each project to determine if additional coverage is necessary. The Company has been partially self-insured through its subsidiary, Cardinal Indemnity Company of North America (Cardinal), a wholly-owned insurance company, which exclusively provided services to the Company. Cardinal provided professional liability and pollution coverage for deductible amounts under the Company's commercial insurance coverage. Cardinal was dissolved effective December 31, 2000 and the assets were distributed to the Company. Self-insurance activities previously performed by Cardinal will now be the direct responsibility of the Company.

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

        The Company has also developed and implemented improvements to its quality assurance and its environmental, health and safety programs. These programs establish certain minimum requirements for all project work and provide guidance for the development of quality assurance plans and environmental health and safety plans on all projects. The quality assurance program is designed to assure compliance with project goals and requirements. The environmental health and safety program addresses site health and safety issues and provides a means to assure compliance with applicable environmental, health and safety regulations. Both programs include project-specific procedures, staff training and operational review and audit.

        The Company and its employees are also subject to various state, local, and federal licenses, laws and regulations, and believes that it is in compliance with all material requirements.

                                    PERSONNEL

        As of December 31, 2000, the Company had approximately 1,550 full-time and part-time employees, many of whom had advanced degrees in a variety of technical disciplines. Of these, 57 employees held doctorates, 558 held master's degrees, and 178 were registered professional engineers. The Company's ability to remain competitive depends on its ability to attract and retain qualified personnel.

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

         - Regulate the handling of hazardous waste and mandate state oversight of solid waste (such as the Resource Conservation and Recovery Act of 1976 and associated state laws); and;

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

        The principal federal laws that affect the Company's business are:

        THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980 (CERCLA OR SUPERFUND) AND SUPERFUND AMENDMENTS AND REAUTHORIZATION ACT (SARA) OF 1986: CERCLA addresses past waste disposal practices by providing means for identifying and remediating hazardous waste sites. The law authorizes EPA to compel responsible parties to remediate abandoned sites. Where initial enforcement actions would result in lengthy delays or where responsible parties cannot readily be identified, CERCLA authorizes funds for cleanups. Congress enacted SARA in 1986 to amend CERCLA and reauthorize Superfund. SARA strengthens EPA's authority to conduct short- and long-term enforcement and expands state involvement in the cleanup process. SARA also expands EPA's commitment to research and development, training, health assessments, and public participation. Sites considered to be most in need of remediation are ranked on EPA's National Priorities List (NPL). By February 2001, some 1,293 federal and nonfederal sites were listed or proposed for the NPL.

        THE CLEAN WATER ACT (CWA): Amended in February 1987, the CWA authorized federal revolving loan funds through 1996 for construction grants and startup money to build wastewater treatment plants. Additional funds were appropriated for fiscal years 1997 through 2001. The Company believes that the CWA is accelerating the market for the municipal wastewater treatment plant design and construction services provided by the Company. Controls imposed by the CWA on toxic effluents also are stimulating industrial expenditures.

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

        The Company currently is pursuing business opportunities related to the restoration and development of environmentally impaired properties, sometimes referred to as "Brownfields." To the extent it does so as an investor or lender, it and other companies in this arena may be affected by the "Asset Conservation, Lender Liability and Deposit Insurance Protection Act of 1996." This federal law, and similar state laws, may limit to some degree the Company's potential liability under CERCLA (and State counterparts) as related to its Brownfields work, should it ultimately need to take title to or obtain an ownership interest in the property in connection with efforts to recover on its loan or investment.

        The Company believes that in addition to services required by CERCLA, RCRA, CWA and CAA, other federal laws affect demand for the Company's services in the private and public sectors. These include the Safe Drinking Water Act, the National Environmental Policy Act, the Nuclear Waste Policy Act, the Toxic Substances Control Act, the Occupational Safety and Health Act, the Intermodal Surface Transportation and Efficiency Act, the Federal Facilities Compliance Act, the Base Closure and Realignment Act of 1988, the Defense Base Closure and Realignment Act of 1990, and the Energy Policy Act.

ITEM 2.     PROPERTIES

        The Company's principal offices are located on a 53-acre tract in West Whiteland Township, Chester County, Pennsylvania, in the suburbs of Philadelphia, and include five major buildings providing a total of approximately 150,000 square feet of space.

        The Company also leases an aggregate of approximately 505,000 square feet of office space in offices located in 25 states and the District of Columbia. Aggregate annual payments for these offices are $5,200,000, of which $483,000 is subject to direct reimbursement from projects. Approximately 66,000 square feet of such space has been subleased to third parties at an annual rate of $1,353,000. These leases for office facilities are generally for 5 years or less.

ITEM 3.     LEGAL PROCEEDINGS

         Roy F. Weston, Inc. v. The United States, C.A. No. 00-213C: This action arises out of a thermal remediation project that the Company performed under a contract with the United States Army Corps of Engineers ("USACE") in St. Charles, Missouri during 1998 and 1999. The Company has filed a Complaint that seeks to recover approximately $13,000,000, plus interest and legal costs, relating to contract modifications requested by the Company for work performed on the project. The Government's contracting officer denied these modification requests.

In its Complaint, the Company asserts that it encountered site conditions that were materially different from those indicated in the contract documents, as well as other grounds for relief. The Government has filed an Answer denying the Company's allegations. The Government has also filed a Counterclaim seeking to recover approximately $2,900,000 by which the Government alleges the Company was overpaid. The Company has denied the allegations in the Counterclaim and the parties are proceeding with discovery. Although the outcome of any litigation is uncertain, the Company believes that its position is sound and that it will achieve a favorable result in the litigation, in which event the Company could recognize a significant gain. In the event of an unfavorable resolution, the Company could sustain a material loss.

         On March 15, 2001, a purported class action lawsuit was filed against the Company and certain of its directors in the Supreme Court of the State of New York. Steiner v. Harvey, No. 105211 (N.Y. Sup. Ct.). The class action is purportedly brought on behalf of a class consisting of all of the Company's common stockholders and alleges that the Company and its directors breached their fiduciary duties to the Company's stockholders in entering into the merger agreement described in Item 1 of this report, and seeks injunctive and other relief. The Company believes that this lawsuit is without merit. If the lawsuit is pursued, the Company intends to defend it vigorously.

        The Company is also subject to certain claims and lawsuits in connection with work performed in the ordinary course of its business. In the opinion of management, such claims and lawsuits currently pending are either adequately covered by insurance or will not result in a material adverse effect on the financial position of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Series A common stock is traded in the Nasdaq National Market System under the symbol "WSTNA". There is no established public trading market for the Company's Common stock. The table below sets forth the range of high and low per share sales prices for the Series A common stock as reported by the Nasdaq.

                2000                 High                  Low
First Quarter                       $ 2.75                $ 2.03
Second Quarter                      $ 3.52                $ 2.00
Third Quarter                       $ 4.00                $ 2.88
Fourth Quarter                      $ 4.94                $ 3.31

                1999
First Quarter                       $ 3.00                $ 2.00
Second Quarter                      $ 3.50                $ 2.13
Third Quarter                       $ 3.06                $ 2.50
Fourth Quarter                      $ 3.00                $ 1.88

         As of December 31, 2000 there were 2,166 holders of record of Series A common stock and 26 holders of Common stock. The Company has not paid any cash dividends since 1978. The Board of Directors intends to retain earnings for the foreseeable future for the expansion of the Company's business. The Company's ability to pay dividends is subject to certain restrictions as described in Note 6 to the Consolidated Financial Statements contained in this report and as described in Item 7 of this report under "Liquidity and Capital Resources".

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data for the periods indicated have been derived from the audited consolidated financial statements of the Company. These data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.

                                                        For the Years Ended December 31,
                                      -------------------------------------------------------------------
(Thousands of dollars,
 except per share amounts)               2000          1999          1998          1997           1996
 -------------------------               ----          ----          ----          ----           ----
Gross revenues                        $ 270,319     $ 263,744     $ 241,192     $ 238,103      $ 263,388
Net revenues                          $ 151,713     $ 147,766     $ 140,386     $ 142,359      $ 176,530
Income (loss) from operations         $   3,356     $     582     $   1,145     $ (13,216)     $ (23,181)*
Net income (loss)                     $   6,085     $     988     $     858     $ (11,425)     $ (16,655)
Diluted earnings (loss) per share     $     .60     $     .10     $     .09     $   (1.18)     $   (1.74)

* Includes restructuring and impairment charges aggregating $17,567

At December 31                                2000          1999          1998          1997          1996
- --------------                                ----          ----          ----          ----          ----
Working capital                            $ 48,495      $ 44,741      $ 44,854      $ 46,239      $ 58,956
Total assets                               $127,000      $121,427      $121,356      $125,248      $141,472
Short-term debt                            $  7,287      $  6,684      $  3,600      $  2,914      $  2,159
Long-term debt (less current portion)      $  7,114      $  9,648      $ 12,997      $ 15,884      $ 18,922
Stockholders' equity                       $ 62,906      $ 57,163      $ 56,324      $ 55,367      $ 66,090

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth for the years indicated the percentage of net revenues represented by certain elements of the Company's consolidated statements of operations. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                      For the years ended December 31
                                                       2000        1999         1998
- -------------------------------------------------------------------------------------
Net revenues                                          100.0%       100.0%      100.0%
                                                      -----        -----       -----
Expenses
     Direct salaries and other operating costs         87.1%        88.0%       86.5%
     General and administrative expenses                9.9%        11.6%       12.7%
     Special pension charge                             0.8%          --          --
                                                      -----        -----       -----
     Income from operations                             2.2%         0.4%        0.8%
Other income                                            1.0%         0.6%        0.2%
                                                      -----        -----       -----
Income before income taxes                              3.2%         1.0%        1.0%
Income taxes (benefit)                                 (0.8)%        0.3%        0.4%
                                                      -----        -----       -----
Net income                                              4.0%         0.7%        0.6%
                                                      =====        =====       =====

         The Company incurs a substantial amount of direct project costs, which are passed through to the Company's clients, resulting principally from the use of subcontractors on projects. Consequently, the Company measures its operating performance on the basis of net revenues, which are determined by deducting such direct project costs from gross revenues. Direct project costs were 44%, 44% and 42%
of gross revenues in 2000, 1999 and 1998, respectively. The increases are due, in part, to a higher concentration of construction and remediation projects.

RESULTS OF OPERATIONS

2000 Compared to 1999

         Net revenues increased 3% to $151,713,000 from $147,766,000 in 1999. An increase of $12,429,000, or 10%, in net revenues from the Company's Infrastructure Redevelopment segment was partially offset by a decrease of $7,738,000, or 38%, in net revenues from the Company's Federal Programs segment. The increase in Infrastructure Redevelopment net revenues is partially due to increased volume of work from higher contract bookings in 1999 and 2000. In addition, a completed industrial brownfields redevelopment project provided approximately $2,400,000 of net revenues in 2000. The decrease in Federal Programs net revenues was primarily due to the end of several large dedicated-site contracts in 1999 and 2000. Some of these contracts were replaced with nondedicated-site contracts, which net revenue is included in the Infrastructure Redevelopment segment.

         The Company had income from operations of $3,356,000 in 2000, compared to $582,000 in 1999. Income from operations in 2000 includes approximately $1,850,000 from the completed industrial brownfields redevelopment project referred to above. Income from operations in 2000 and 1999 includes $515,000 and $500,000, respectively, from reductions in the Company's estimated claim liabilities. Also included in 2000 income from operations is a special pension charge of $1,223,000 relating to the partial termination of the Company's defined benefit plan. The Company achieved modest increases in both operating margins and operations personnel utilization in 2000. General and administrative expenses declined $2,193,000, or 13%, in 2000 due principally to continued cost containment and operating efficiencies. The prior year included unusually high computer training costs and costs for addressing year 2000 issues.

         The Company had other income of $1,507,000 in the year ended December 31, 2000, an increase of $677,000, or 82%, compared to other income of $830,000 in the year ended December 31, 1999. Investment income decreased $677,000 in 2000 compared to 1999, which included a gain of $480,000 from the demutualization of a life insurance company in which the Company is a policyholder. Interest expense increased $86,000, or 5%, due to higher interest on short-term borrowings and insurance policy loans partially offset by lower interest on subordinated debentures. In 2000, the Company recorded $1,781,000 of equity in earnings of Weskem, LLC, a 40%-owned affiliate which commenced operations in late 1999. Weskem, LLC is a limited liability company formed to perform environmental facility waste management operations at U.S. Department of Energy facilities in Oak Ridge, TN and Paducah, KY. Other income in 2000 and 1999 included gains of $162,000 and $770,000, respectively, from life insurance claims.

         The Company had an effective income tax benefit rate of 25% in the year ended December 31, 2000 compared to an effective income tax rate of 30% in the year ended December 31, 1999. The Company recorded a reversal in the year ended December 31, 2000 of a valuation allowance that was previously provided against deferred federal income tax benefits. The reversal increased net income by $3,053,000 in the year ended December 31, 2000.

1999 Compared to 1998

         Net revenues increased 5% to $147,766,000 from $140,386,000 in 1998. An increase of $11,940,000, or 11%, in net revenues from the Company's Infrastructure Redevelopment segment was partially offset by a decrease of $4,317,000, or 17%, in net revenues from the Company's Federal Programs segment. The increase in Infrastructure Redevelopment net revenues is primarily due to increased volume of work as a result of higher contract bookings in 1998 and 1999. The decrease in Federal Programs' net revenues was primarily due to the loss of one large contract in the middle of 1999.

         The Company had income from operations of $582,000 in 1999, a 49% decrease from $1,145,000 in 1998. Income from operations in 1999 and 1998 includes $500,000 and $1,000,000, respectively, from reductions in the Company's estimated claim liabilities. In addition, the 1998 results include $800,000 of net revenues from work performed on a contract in prior years, resulting from a settlement of that contract. A modest increase in margins in 1999 was partially offset by lower operations personnel utilization. Direct salaries and other operating costs increased $8,580,000, or 7%, in 1999 as the Company incurred increased business development salaries and expenses related to impaired property redevelopment and ports and waterways. Operating costs in 1999 included approximately $400,000 of salaries and expenses attributable to integrating the activities and employees of a former Naval detachment that became the Company's Vallejo, CA office. General and administrative expenses declined $637,000, or 4%, in 1999 due primarily to tight cost control and increased computer system operating efficiencies.

         The Company had other income of $830,000 in 1999 compared to $285,000 in 1998. Interest and dividend income decreased $468,000 in 1999 due to lower average amounts invested. The decrease was offset by a $480,000 gain from the demutualization of a life insurance company in which the Company is a policyholder. Interest expense increased $254,000, or 19%, in 1999, due primarily to increased short-term borrowings under the Company's line of credit. Other income in 1999 includes a $770,000 gain from a life insurance claim. This nontaxable gain reduced the Company's effective income tax rate to 30% in 1999 from 40% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased $2,260,000 in 2000 to $2,095,000 from $4,355,000 at December 31, 1999.

         Operating activities provided cash of $1,433,000 in 2000 and $993,000 in 1999. The total of accounts receivable and work in process, net of advance billings, increased $8,761,000 and $2,673,000 in 2000 and 1999, respectively. The Company has encountered significant billing and collection delays due to a dispute over contract modification issues on one large federal construction project. The Company has commenced litigation to resolve the dispute. Although the outcome of any litigation is uncertain, the Company believes that its position is sound and that it will achieve a favorable resolution of the dispute. The dispute has reduced the Company's cash flow and, in the event of an unfavorable resolution, the Company would sustain a significant loss.

         Cash provided from operating activities in 1999 included proceeds aggregating approximately $1,400,000 from the demutualization of an insurance company in which the Company was a policyholder and from a life insurance claim.

         Capital expenditures for property and equipment and other assets were $4,664,000 in 2000 and $4,571,000 in 1999. Investments in 2000 consisted primarily of thermal incineration equipment and computers. Investments in 1999 consisted primarily of system development expenses, computers and other equipment. The Company plans to invest $3,000,000 to $4,000,000 in capital expenditures in 2001. The Company's capital expenditures are generally financed through operating cash flow, but some additional borrowing may be required.

         The Company is required to make annual redemptions of 10% of its 7% Convertible Subordinated Debentures in the principal amount of $3,140,000 by April 15 of each year. During 2000, the Company redeemed $6,068,000 of these debentures, satisfying the 2000 and 2001 requirements. If the merger described in Item 1 of this report is consummated, the outstanding debentures will be redeemed at a redemption price of 100%.

         The Company currently has a $15,000,000 revolving credit facility with a bank to provide cash borrowings and letters of credit. The facility is collateralized by liens on substantially all of the Company's tangible and intangible assets, excluding real estate. The facility expires on April 25, 2003 with a one-year renewal option and is available for working capital and general corporate purposes, including permitted acquisitions. Cash borrowings bear interest at 1/2% over the prime interest rate or, at the Company's option, other variable rates. The agreement requires the Company to maintain tangible net worth and certain financial ratios and restricts dividend payments, certain expenditures and debt outside the agreement. At December 31, 2000, the Company had $7,000,000 of outstanding cash borrowings under the facility and had outstanding letters of credit aggregating $1,185,000.

         During 2000 and 1999, the Company borrowed the cash value of life insurance policies aggregating $1,543,000 and $2,305,000, respectively.

         The Company received $235,000 in 1998 from proceeds of sales of shares of Series A common stock issued through its Employee Stock Purchase Plan. Substantially all of the shares reserved for issuance under this plan have been distributed as of July 1, 1998 and the plan has terminated in accordance with its terms.

         The Company will enter into new financing arrangements in connection with the merger described in Item 1 of this report, as described in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission.

OTHER

         The Company had net contract backlog of $84,600,000 and $67,500,000 at December 31, 2000 and 1999, respectively. In addition to backlog, the Company can generate additional revenues from open order contracts and activities related to emergency responses, which are excluded from contract backlog until approved and funded. Contracts are subject to cancellation by the client, changes in the scope of work, and delays in project startup. The maintenance of adequate contract backlog is dependent on continued generation of new contract bookings. In 2000, new contract bookings were $173,400,000, a 6% increase from 1999.

         Management believes that inflationary increases in its operating costs and expenses can generally be absorbed by increased rates the Company can bill for its services. To date, inflationary effects have had little impact on the Company.

         The Company expended considerable effort in readying its operations for potential Year 2000 issues, including replacing all of its business systems at a total cost of approximately $4,300,000 during 1999 and 1998. The cost of addressing other Year 2000 issues aggregated approximately $450,000. The Company did not experience any significant disruptions in its operations as a result of the change to Year 2000.

FORWARD LOOKING STATEMENTS

         From time to time, the Company, its management or other company representatives may make or publish statements that contain projections, beliefs, expectations, predictions or intentions relating to anticipated financial performance, business prospects, potential contract value, business strategy and plans, technological developments and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these forward looking statements, including statements contained in this report. In order to comply with the terms of the safe harbor, the Company notes that a number of factors could cause the Company's actual results, experience or outcome to differ materially from projections, beliefs, expectations, predictions or intentions expressed in forward looking statements. These risks and uncertainties, which may affect the operations, performance, development and results of the Company's business, include, but are not limited to, the following:

         - The failure of shareholders to adopt the merger agreement, as described in Item 1 of this report.

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

         - The Company's ability to obtain adequate financing for its current operations, including adequate financing to fund working capital needs.

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

         - The potential for loss of key personnel, including members of the Company's senior management, if the merger described in
                  Item 1 of this report is not approved.

         The Company disclaims any intent or obligation to update forward looking statements.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company may have exposure to market risk for changes in interest rates, primarily related to the Company's line of credit and its investments. The Company does not have any derivative financial instruments included in its investments. The Company invests only in instruments that meet high credit quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2000, the Company's investments consisted of mutual funds. The Company does not expect any material loss with respect to its investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Financial Data

                                                                                  Page
                                                                                  ----
Report of Independent Accountants                                                    19

Consolidated Financial Statements:

         Consolidated Balance Sheets as of December 31, 2000 and 1999             20-21

         Consolidated Statements of Operations for the years
              ended December 31, 2000, 1999, and 1998                                22

         Consolidated Statements of Cash Flows for the years
              ended December 31, 2000, 1999, and 1998                                23

         Consolidated Statements of Changes in Stockholders'
              Equity for the years ended December 31, 2000, 1999, and 1998           24

Notes to Consolidated Financial Statements                                        25-41

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders

Roy F. Weston, Inc.


         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholders' equity present fairly, in all material respects, the consolidated financial position of Roy F. Weston, Inc. and Subsidiaries at December 31, 2000 and December 31, 1999, and the results of its operations, its cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




s/PRICEWATERHOUSECOOPERS, LLP
Philadelphia, Pennsylvania

February 1, 2001

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       December 31
                                                                                 2000                1999
                                                                                 ----                ----
                                                                                 (Thousands of Dollars)
CURRENT ASSETS
Cash and cash equivalents                                                     $  2,095            $  4,355
Accounts receivable, trade, net of allowance for doubtful accounts              60,290              56,919
Unbilled costs and estimated earnings on contracts in process                   31,019              27,291
Deferred income taxes                                                            3,438               2,202
Other                                                                            4,582               4,760
                                                                              --------            --------

  Total current assets                                                         101,424              95,527
                                                                              --------            --------

PROPERTY AND EQUIPMENT
Land                                                                               215                 215
Buildings and improvements                                                      11,303              11,196
Furniture and equipment                                                         36,102              32,643
Leasehold improvements                                                           1,918               1,846
Construction in progress                                                            11                 132
                                                                              --------            --------
  Total property and equipment                                                  49,549              46,032
  Less accumulated depreciation and amortization                                37,737              36,184
                                                                              --------            --------

  Property and equipment, net                                                   11,812               9,848
                                                                              --------            --------

OTHER ASSETS
Goodwill, net of accumulated amortization of $4,261 in
  2000 and $4,200 in 1999                                                        1,693               1,754
Deferred income taxes                                                            6,182               5,634
Other                                                                            5,889               8,664
                                                                              --------            --------

  Total other assets                                                            13,764              16,052
                                                                              --------            --------

     TOTAL ASSETS                                                             $127,000            $121,427
                                                                              ========            ========

         See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   December 31
                                                                           2000                   1999
                                                                           ----                   ----
                                                                             (Thousands of Dollars)
CURRENT LIABILITIES
Borrowings under line of credit                                         $   7,000             $   3,400
Current maturities of long-term debt                                          287                 3,284
Accounts payable and accrued expenses                                      20,107                17,299
Billings on contracts in process in excess of costs and
  estimated earnings                                                       10,458                11,867
Employee compensation, benefits and payroll taxes                           9,182                 8,732
Income taxes payable                                                          486                   288
Other                                                                       5,409                 5,916
                                                                        ---------             ---------
  Total current liabilities                                                52,929                50,786
                                                                        ---------             ---------

LONG-TERM DEBT                                                              7,114                 9,648
                                                                        ---------             ---------

OTHER LIABILITIES                                                           4,051                 3,830
                                                                        ---------             ---------

CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares authorized;
  3,170,294 shares issued in 2000 and 1999                                    317                   317
Series A common stock, $.10 par value, 20,500,000 shares
  authorized; 8,650,778 shares issued in 2000 and 1999                        865                   865
Unrealized (loss) gain on investments                                          (4)                  419
Additional paid-in capital                                                 55,928                55,928
Retained earnings                                                          10,780                 4,695
                                                                        ---------             ---------
                                                                           67,886                62,224
Less treasury stock at cost, 1,081,275 common shares in 2000 and 1999; 754,880 Series A common shares in 2000
  and 783,043 Series A common shares in 1999                                4,980                 5,061
                                                                        ---------             ---------

  Total stockholders' equity                                               62,906                57,163
                                                                        ---------             ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 127,000             $ 121,427
                                                                        =========             =========


         See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the Years Ended December 31
                                                                          -------------------------------
                                                                   2000               1999                 1998
                                                                   ----               ----                 ----
                                                                  (Thousands of dollars, except per share amounts)
Gross revenues                                           $    270,319             $    263,744             $    241,192
Direct project costs                                          118,606                  115,978                  100,806
                                                         ------------             ------------             ------------
  Net revenues                                                151,713                  147,766                  140,386
                                                         ------------             ------------             ------------

Expenses:
  Direct salaries and other operating costs                   132,164                  130,021                  121,441
  General and administrative expenses                          14,970                   17,163                   17,800
  Special pension charge                                        1,223                     --                       --
                                                         ------------             ------------             ------------
                                                              148,357                  147,184                  139,241
                                                         ------------             ------------             ------------

  Income from operations                                        3,356                      582                    1,145
                                                         ------------             ------------             ------------

Other income (expense):
  Investment income                                               962                    1,639                    1,662
  Interest expense                                             (1,711)                  (1,625)                  (1,371)
  Equity in earnings of affiliate                               1,781                       90                     --
  Other                                                           475                      726                       (6)
                                                         ------------             ------------             ------------
                                                                1,507                      830                      285
                                                         ------------             ------------             ------------

Income before income taxes                                      4,863                    1,412                    1,430

Provision (benefit) for income taxes                           (1,222)                     424                      572
                                                         ------------             ------------             ------------

  Net income                                             $      6,085             $        988             $        858
                                                         ============             ============             ============

  Basic earnings per share                               $        .61             $        .10             $        .09
                                                         ============             ============             ============

Weighted average shares outstanding - basic                 9,974,036                9,951,404                9,914,379
                                                         ============             ============             ============

  Diluted earnings per share                             $        .60             $        .10             $        .09
                                                         ============             ============             ============

Weighted average shares outstanding - diluted              10,079,306                9,971,943                9,936,379
                                                         ============             ============             ============

         See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          For the Years Ended December 31
                                                                                          -------------------------------
                                                                                      2000              1999                1998
                                                                                      ----              ----                ----
                                                                                               (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $  6,085           $    988           $    858

   Adjustments to reconcile net income to net cash provided by (used for)
    operating activities:
    Depreciation and amortization                                                     4,198              3,889              3,770
    Provision for losses on accounts receivable                                         253                407                704
    Equity in undistributed earnings of affiliate                                      (861)               (90)              --
    Special pension charge                                                            1,223               --                 --
    Other                                                                            (1,402)              (607)              (438)

   Change in assets and liabilities:
    Accounts receivable, trade                                                       (3,624)             3,150             (6,683)
    Unbilled costs and estimated earnings on contracts in process                    (3,728)            (6,751)               380
    Other current assets                                                             (1,051)              (378)            (1,733)
    Accounts payable and accrued expenses                                             2,808               (280)             3,700
    Billings on contracts in excess of costs and estimated                           (1,409)               928             (3,336)
earnings
    Employee compensation, benefits and payroll taxes                                   450                287               (276)
    Income taxes                                                                        204                 80              1,143
    Deferred income taxes                                                            (1,566)               254                301
    Other current liabilities                                                           268             (1,163)            (2,793)
    Other assets and liabilities                                                       (415)               279                236
                                                                                   --------           --------           --------
       Net cash provided by (used for) operating activities                           1,433                993             (4,167)
                                                                                   --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of investments                                                 2,328              3,282              9,912
    Payments for purchase of investments                                                (12)              (501)            (6,676)
    Investment in affiliate                                                            --                 (620)              --
    Capital expenditures                                                             (4,664)            (4,571)            (3,180)
                                                                                   --------           --------           --------
       Net cash provided by (used for) investing activities                          (2,348)            (2,410)                56
                                                                                   --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line of credit                                               3,600              1,500              1,900
    Principal payments under long-term debt                                          (6,569)            (2,055)            (4,798)
    Insurance policy loans                                                            1,543              2,305               --
    Other, net                                                                           81                 29                235
                                                                                   --------           --------           --------
       Net cash provided by (used for) financing activities                          (1,345)             1,779             (2,663)
                                                                                   --------           --------           --------

       Net increase (decrease) in cash and cash equivalents                          (2,260)               362             (6,774)

Cash and cash equivalents:
    Beginning of year                                                                 4,355              3,993             10,767
                                                                                   --------           --------           --------
    End of year                                                                    $  2,095           $  4,355           $  3,993
                                                                                   ========           ========           ========


         See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                       For the Years Ended December 31
                                                                       -------------------------------
                                                                  2000                 1999              1998
                                                                  ----                 ----              ----
                                                                              (Thousands of Dollars)
SERIES A COMMON STOCK
     Balance, beginning of year                                 $    865           $    865           $    858
     Issuances under Employee Stock Purchase Plan                   --                 --                    7
                                                                --------           --------           --------
     Balance, end of year                                            865                865                865

UNREALIZED GAIN (LOSS) ON INVESTMENTS
     Balance, beginning of year                                      419                597                733
     Decrease in unrealized gain (loss)                             (423)              (178)              (136)
                                                                --------           --------           --------
     Balance, end of year                                             (4)               419                597

ADDITIONAL PAID-IN CAPITAL
     Balance, beginning of year                                   55,928             55,928             55,700
     Issuances under Employee Stock Purchase Plan                   --                 --                  228
                                                                --------           --------           --------
     Balance, end of year                                         55,928             55,928             55,928

RETAINED EARNINGS
     Balance, beginning of year                                    4,695              3,707              2,849
     Net income                                                    6,085                988                858
                                                                --------           --------           --------
     Balance, end of year                                         10,780              4,695              3,707

TREASURY STOCK
     Balance, beginning of year                                   (5,061)            (5,090)            (5,090)
     Acquisitions of treasury stock                                 --                   (7)              --
     Reissuances of treasury stock                                    81                 36               --
                                                                --------           --------           --------
     Balance, end of year                                         (4,980)            (5,061)            (5,090)
                                                                --------           --------           --------

TOTAL STOCKHOLDERS' EQUITY                                      $ 62,906           $ 57,163           $ 56,324

COMPREHENSIVE INCOME
     Net income                                                 $  6,085           $    988           $    858
     Decrease in unrealized gain (loss) on investments              (423)              (178)              (136)
                                                                --------           --------           --------
     Total comprehensive income                                 $  5,662           $    810           $    722
                                                                ========           ========           ========

See notes to consolidated financial statements.

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

         The Company provides services to industry, the federal government, and state and local government markets. Services provided include infrastructure redevelopment, federal programs management, and knowledge systems and solutions. The Company's services are provided primarily in the United States, although services in other countries are performed.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Investments

         The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposit accounts, and investments in corporate commercial paper and U.S. Government securities. Marketable securities are stated at fair value. Realized gains and losses are computed based on specific identification.

         Investments held by the Company's wholly-owned captive insurance subsidiary include equity and bond mutual funds, and are classified as noncurrent assets in the accompanying consolidated balance sheets. This subsidiary was dissolved effective December 31, 2000.

Property and Equipment

         Property and equipment are carried at cost. Depreciation is provided primarily on the straight-line method over the assets' estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease period or estimated useful life on the straight-line method. Property and equipment leased under capital leases are recorded at the lower of fair market value or the present value of future lease payments. Property and equipment under these leases are amortized on a straight-line basis, generally over the assets' estimated useful lives. When property or equipment is sold or retired, the cost of the asset and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in results of operations.

Goodwill

         Goodwill arising from the excess of purchase price over the underlying fair value of net assets of acquired subsidiaries is amortized on the straight-line method over a 40-year period. The Company annually evaluates whether changes have occurred that would require revision of the remaining estimated useful life of goodwill.

Long-Lived Asset Impairment

         The Company reviews its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred, the loss is recognized in the consolidated statement of operations.

Income Taxes

         The Company provides deferred income taxes on all temporary differences between the tax and financial reporting bases of its assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets to the amount that is expected to more likely than not be realized.

Contract Revenue Recognition

         The Company provides professional engineering, consulting and other services under cost-plus-fee, time and materials, and fixed-price contracts. Revenues from contracts are recorded on the percentage-of-completion method of accounting, determined by relating contract costs incurred to date to total estimated contract costs at completion. Estimated award fees on certain long-term federal contracts are included in revenues at the time the amounts can be reasonably determined. Revenues associated with U.S. Government indirect rates are adjusted when variances are determined on at least an annual basis. Provisions for estimated contract losses are recorded when identified.

Stock-Based Compensation

         The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its Stock-Based Incentive Compensation Plan. Under Opinion No. 25, no compensation expense is recognized for grants of stock options if the exercise price is not less than market value at the date of grant. Proforma disclosures required under Statement of Financial Accounting Standards No. 123 are included in Note 8 to the consolidated financial statements.

NOTE 3 - INVESTMENTS

         The Company has investments in available-for-sale securities recorded at current market value with an offsetting adjustment included in stockholders' equity.

Investments in debt and equity securities at December 31 consisted of the following:

(Thousands of dollars)                      2000               1999
                                            ----               ----
Fair value:
         Current                           $  --              $  --
         Noncurrent                             12              2,342
                                           -------            -------
                                                12              2,342

Gross unrealized holding gains                --                 (635)
Gross unrealized holding losses                  6               --
                                           -------            -------

Cost basis of investments                  $    18            $ 1,707
                                           =======            =======

Investment activity for the years ended December 31 was as follows:

(Thousands of dollars)                             2000                1999                1998
                                                   ----                ----                ----
Proceeds from sale of investments                $ 2,328             $ 3,282             $ 9,912
                                                 -------             -------             -------
Gross realized gains                             $   626             $   400             $   461
                                                 -------             -------             -------
Gross realized losses                            $  --               $  --               $  --
                                                 -------             -------             -------
Change in unrealized holding gain                $  (641)            $  (270)            $  (206)
Deferred income taxes                                218                  92                  70
                                                 -------             -------             -------
Net change in unrealized holding gain            $  (423)            $  (178)            $  (136)
                                                 =======             =======             =======

         Realized gains and losses are determined on a specific identification basis and included in investment income in the accompanying consolidated statements of operations.

         In addition, the Company has an investment in Weskem, LLC, a 40%-owned affiliate which commenced operations in late 1999. The investment is carried at cost plus equity in undistributed earnings in the accompanying consolidated balance sheet and aggregated $1,571,000 and $710,000 at December 31, 2000 and 1999, respectively.

         Summarized financial information for Weskem, LLC for 2000 and December 31, 2000 follows:

(Thousand of dollars)                      2000
                                           ----
         Contract revenues               $28,923
         Net income                      $ 4,107

                                  At December 31, 2000
                                  --------------------
         Current assets                  $ 7,149
         Current liabilities             $ 3,870
         Total assets                    $ 7,922
         Shareholders' equity            $ 3,929

NOTE 4 - ACCOUNTS RECEIVABLE AND UNBILLED COSTS AND ESTIMATED EARNINGS

Trade accounts receivable at December 31 consisted of the following:

(Thousands of dollars)                                                         2000               1999
                                                                               ----               ----
Industrial clients                                                           $20,175            $18,512
State and municipal governments                                               13,482             13,242
U.S. Government agencies                                                      27,140             25,670
Retentions                                                                     1,779              1,535
                                                                             -------            -------
                                                                              62,576             58,959
Less allowance for doubtful accounts                                           2,286              2,040
                                                                             -------            -------
                                                                             $60,290            $56,919
                                                                             =======            =======

Unbilled costs and estimated earnings consisted of the following:

Industrial clients                                                           $ 5,468            $ 5,142
State and municipal governments                                                4,545              5,163
U. S. Government agencies                                                     21,006             16,986
                                                                             -------            -------
                                                                             $31,019            $27,291
                                                                             =======            =======

         The Company does not believe there is any undue credit risk in connection with realization of its accounts receivable.

         Unbilled costs and estimated earnings can be invoiced upon attaining certain milestones under fixed-price contracts, completion of federal government indirect rate audits, final approval of design plans for engineering services, and completion of construction on certain projects. Billed retentions of $1,779,000 at December 31, 2000 include $41,000, which is expected to be collected during 2002 and thereafter.

NOTE 5 - LINE OF CREDIT AGREEMENT

        The Company has a revolving credit facility with a maximum capacity of $15,000,000 to provide cash borrowings and letters of credit. Use of the facility is limited by a borrowing base calculated on the basis of the Company's eligible accounts receivable. The facility is collateralized by liens on substantially all of the Company's tangible and intangible assets, excluding real estate. The facility is for a three-year period through April 25, 2003 and is available for working capital and other general corporate purposes.

         Under the terms of the agreement, cash borrowings bear interest at 1/2% over the prime interest rate or, at the Company's option, other variable rates. The Company is subject to a 3/8% annual charge on the unused portion of the facility. The agreement requires the Company to maintain minimum levels of tangible net worth and certain financial ratios and restricts certain expenditures and debt outside the agreement.

         The Company had $7,000,000 of outstanding cash borrowings at an interest rate of 10% under the facility at December 31, 2000 and had outstanding letters of credit aggregating $1,185,000.

NOTE 6 - LONG-TERM DEBT

Long-term debt at December 31 consisted of the following:

(Thousands of dollars)                                  2000               1999
                                                        ----               ----
7% Convertible Subordinated Debentures due
  April 15, 2002                                      $ 6,255            $12,323
Capitalized lease obligations                           1,146                609
                                                      -------            -------
Total debt                                              7,401             12,932
       Less current maturities                            287              3,284
                                                      -------            -------
                                                      $ 7,114            $ 9,648
                                                      =======            =======

         The 7% Convertible Subordinated Debentures (the Debentures) are due April 15, 2002 and are convertible into the Company's Series A common stock at a conversion price of $21.13 per share. The Company has the option to redeem the Debentures at a redemption price of 100%.

         The Company is required to redeem annually 10% of the principal amount of the Debentures, so as to retire 80% of the Debentures prior to maturity. During 2000, 1999 and 1998, the Company repurchased $6,068,000, $1,635,000 and
$3,971,000 principal amount of Debentures, respectively, thus satisfying the redemption requirements through 2001. The gains on redemption of $261,000, $53,000 and $157,000 in 2000, 1999 and 1998, respectively, have been included in other income in the consolidated statements of operations. The Debentures are uncollateralized and subordinated to all senior indebtedness. The costs of issuing the Debentures have been deferred and are being amortized over the life of the debt.

         The Debenture Indenture limits the amount of dividends the Company may declare and limits the funds the Company and its subsidiaries may use to purchase, redeem or retire the Company's capital stock. The Indenture also provides that the Company must maintain a minimum tangible net worth or offer to purchase 10% of the principal amount of the Debentures issued at their principal amount plus accrued interest.

         The fair value of the Debentures based on quoted market price at December 31, 2000 and 1999 was $5,972,000 and $10,724,000, respectively.

         Maturities of long-term debt are as follows:

Years ending December 31 (Thousands of dollars)

2001                    $  287
2002                     6,556
2003                       252
2004                       216
2005                        90
                        ------
                        $7,401
                        ======

NOTE 7 - LEASES

         The Company leases certain office facilities and equipment under operating leases. These leases generally provide for renewal options, and the office leases include escalation clauses based on increases in real estate taxes and operating expenses. For certain office facilities, the Company obtains reimbursements for rental expense under long-term U.S. Government projects.

Minimum annual lease commitments under noncancelable leases principally for office facilities are as follows:

Years ending December 31 (Thousands of dollars)

      2001                    $ 5,012
      2002                      3,836
      2003                      2,405
      2004                      1,540
      2005                        817
Thereafter                      3,979
                              -------
                              $17,589
                              =======

The following is a summary of rental expense for the years ended December 31:

                                                    2000                 1999                 1998
                                                    ----                 ----                 ----
(Thousands of dollars)
Gross rental expense                             $ 16,689             $ 15,466             $ 12,210
Reimbursed as direct project expenses             (10,702)             (10,210)              (7,497)
                                                 --------             --------             --------
     Net rental expense                          $  5,987             $  5,256             $  4,713
                                                 ========             ========             ========

NOTE 8 - COMMON STOCK

         The Company's Common stock and Series A common stock are equivalent except that each share of Common stock has one vote and each share of Series A common stock has one-tenth of one vote.

        The Company has a Stock-Based Incentive Compensation Plan (Option Plan) that provides for the grant to employees of nonqualified stock options and options designed to qualify as "incentive stock options" under the Internal Revenue Code. An option gives the participant the right to purchase from the Company a specified number of shares of Series A common stock for a specified price during a specified period not exceeding 10 years. A total of 1,675,000 shares of Series A common stock have been reserved for issuance under the Option Plan pursuant to the exercise of options. All options must have an exercise price of not less than fair market value of the underlying shares on the date of grant. Options granted under the Option Plan have all had a life of 10 years and generally vest at the rate of 20% on each of the first five anniversary dates of the grant. Most of the options become vested upon a change in control. Payment by option holders upon exercise of an option may be made in cash, or by delivering previously owned shares of Common stock, Series A common stock, or any combination thereof.

Option activity under the Option Plan is summarized as follows:

                                                        Number            Option Price            Weighted Average
                                                       of Shares            per Share                per Share
                                                       ---------         ---------------             ---------
Outstanding at January 1, 1998                          852,616        $ 2.75 -  $  14.50             $  4.47
 Granted                                                     --                        --                  --
 Exercised                                                   --                        --                  --
 Canceled                                               (83,467)       $ 3.75 -  $  14.50             $  6.12
                                                      ---------
Outstanding at December 31, 1998                        769,149        $ 2.75 -  $  14.50             $  4.29
 Granted                                                410,000        $ 2.31 -  $   2.81             $  2.44
 Exercised                                                   --                        --                  --
 Canceled                                               (79,600)       $ 2.44 -  $  14.50             $  4.37
                                                      ---------
Outstanding at December 31, 1999                      1,099,549        $ 2.31 -  $   7.75             $  3.60
 Granted                                                     --                        --                  --
 Exercised                                                   --                        --                  --
 Canceled                                               (32,765)       $ 3.75 -  $   7.75             $  6.76
                                                      ---------
Outstanding at December 31, 2000                      1,066,784        $ 2.31 -  $   6.63             $  3.50
                                                      =========

Exercisable at December 31, 1998                        149,710        $ 3.75 -  $  14.50             $  5.70
Exercisable at December 31, 1999                        196,540        $ 2.75 -  $   7.75             $  5.28
Exercisable at December 31, 2000                        370,590        $ 2.31 -  $   6.63             $  4.10

         At December 31, 2000 there were 493,916 shares available for further grants under the Option Plan. The weighted average remaining contractual life of options outstanding at December 31, 2000 was 6.96 years.

        In 1999 the Company granted Stock Appreciation Rights (SARs) to certain executives. Under the terms of the SARs the executives will receive a cash award if the market price of the Series A shares exceeds $2.50 per share during the measurement period, as defined. The potential cash award under these SARs is capped, based on the exercise prices of certain options held by the executives. SARs vest over a 4-year period beginning April 1, 2001 and become fully vested upon a change in control. The accompanying consolidated statement of operations for the year ended December 31, 2000 includes a charge of $153,000 applicable to SARs that are scheduled to vest on April 1, 2001.

         The Company also had an Employee Stock Purchase Plan (Purchase Plan), which provided for the purchase of Series A common stock by eligible employees. The Purchase Plan was designed to qualify as a noncompensatory employee stock purchase plan as defined in Section 423 of the Internal Revenue Code. A total of 2,425,000 shares of Series A common stock were reserved for issuance under the Purchase Plan. The price per share of Series A common stock was equal to 85% of the lower of the closing market price of Series A common stock on the first trading day of each semi-annual purchase period, or the last trading day of such purchase period. During the year ended December 31, 1998, the Company issued 68,737 shares under the Purchase Plan at $3.45 per share. Substantially all of the shares reserved for issuance under the Purchase Plan had been distributed as of July 1, 1998, and the Purchase Plan has terminated in accordance with its terms.

         In 1999, the Company adopted a Director Stock Compensation Plan. Under the terms of this plan, certain directors receive shares of Series A common stock, rather than cash for their quarterly director fees. A total of 200,000 shares of Series A common stock have been reserved for issuance under this plan. During the year ended December 31, 2000, a total of 20,777 shares were issued under the Director Stock Compensation Plan.

         Statement of Financial Accounting Standards No. 123, which the Company has elected not to adopt, would require the determination of compensation cost for awards under the Option Plan and issuances under the Purchase Plan based on their fair value. If the applicable awards and issuances had been accounted for in accordance with Statement No. 123, the Company's proforma net income and earnings per share for the years ended December 31 would approximate the amounts below:

(Thousands of dollars, except per share amounts)          2000        1999         1998
                                                          ----        ----         ----
Net income                                              $ 5,750      $ 687        $ 557
Basic earnings per share                                $   .58      $ .07        $ .06
Diluted earnings per share                              $   .57      $ .07        $ .06

         The impacts of applying Statement No. 123 in the proforma disclosure are not indicative of future amounts. Statement No. 123 does not apply to awards and issuances prior to 1995.

         Fair values used in calculating the proforma disclosures under Statement No. 123 were determined using the Black-Scholes option pricing model. There were no option grants in 1998 or 2000. Significant assumptions used and results for the 1999 grants follow:

Risk-free interest rates            5.3%-6.1%
Volatility                                 47%
Dividends                                None
Fair value                      $1.38 - $1.71

NOTE 9 - EMPLOYEE BENEFIT PLANS

         The Company has a defined benefit pension plan (Retirement Income Plan) that covered substantially all of its employees until July 1, 1997. Effective that date, benefits under the Retirement Income Plan were frozen, resulting in the recognition of a curtailment gain of $3,899,000 in 1997. During the year ended December 31, 2000, the Company settled the pension benefits due to retirees and vested terminated employees through the purchase of annuities from an insurance company. The settlement resulted in a special pension charge of $1,223,000 which is included in the accompanying consolidated statement of operations for the year ended December 31, 2000. The Company has nonqualified supplementary retirement plans (Supplemental Plans) that provide additional benefits to certain executives. The Company also provides certain postretirement medical benefits.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                                            Retirement      Supplemental    Postretirement
(Thousands of dollars)                                      Income Plan        Plans            Medical
                                                            -----------        -----            -------
CHANGE IN BENEFIT OBLIGATION:
     Benefit obligation at January 1, 1999                   $ 36,907         $  3,145         $  1,205
         Service cost                                            --                 47               62
         Interest cost                                          2,558              218               71
         Benefits paid                                           (748)            (200)            (141)
         Actuarial (gain) or loss                               4,321              (74)            (129)
         Participant contributions                               --               --                 10
                                                             --------         --------         --------

     Benefit obligation at December 31, 1999                   43,038            3,136            1,078
         Service cost                                            --                 44               56
         Interest cost                                          2,409              232               72
         Settlements                                          (27,750)            --               --
         Benefits paid                                           (943)            (124)            (109)
         Actuarial (gain) or loss                              (3,593)             (28)             (66)
         Participant contributions                               --               --                 20
                                                             --------         --------         --------

     Benefit obligation at December 31, 2000                 $ 13,161         $  3,260         $  1,051
                                                             ========         ========         ========

                                            Retirement      Supplemental    Postretirement
(Thousands of dollars)                      Income Plan        Plans            Medical
                                            -----------        -----            -------
CHANGE IN PLAN ASSETS:
         Fair value of plan assets at
           January 1, 1999                   $ 40,553         $     --         $     --
         Actual return on plan assets           5,606               --               --
         Employer contributions                    --              200              131
         Participant contributions                 --               --               10
         Benefits paid                           (748)            (200)            (141)
         Expenses                                 (75)              --               --
                                             --------         --------         --------
         Fair value of plan assets
           at December 31, 1999                45,336               --               --
         Actual return on plan assets          (1,963)              --               --
         Settlements                          (27,750)              --               --
         Employer contributions                    --              124               89
         Benefits paid                           (943)            (124)            (109)
         Participant contributions                 --               --               20
         Expenses                                 (82)              --               --
                                             --------         --------         --------
         Fair value of plan assets
           at December 31, 2000              $ 14,598         $     --         $     --
                                             ========         ========         ========

                                                          Retirement    Supplemental    Postretirement
(Thousands of dollars)                                   Income Plan       Plans           Medical
                                                         -----------       -----           -------
RECONCILIATION OF FUNDED STATUS:
At December 31, 1999
         Funded status                                     $ 2,298        $(3,136)        $(1,078)
         Unrecognized actuarial (gain) loss                    275            748            (600)
         Unrecognized transition (asset) obligation             --             37             962
         Unrecognized prior service cost                        --             14              --
                                                           -------        -------         -------

Net amount recognized                                      $ 2,573        $(2,337)        $  (716)
                                                           =======        =======         =======

At December 31, 2000
         Funded status                                     $ 1,437        $(3,260)        $(1,051)
         Unrecognized actuarial (gain) loss                    552            684            (609)
         Unrecognized transition (asset) obligation             --             19             888
         Unrecognized prior service cost                        --             10              --
                                                           -------        -------         -------

Net amount recognized                                      $ 1,989        $(2,547)        $  (772)
                                                           =======        =======         =======

The components of net periodic benefit cost (credit) for the years ended December 31 are as follows:

(Thousands of dollars)                                    2000            1999            1998
                                                          ----            ----            ----
Retirement Income Plan:
         Service cost                                   $    --         $    --         $    --
         Interest cost                                    2,409           2,558           2,360
         Expected return on plan assets                  (3,202)         (3,167)         (2,809)
         Amortization of prior service cost                  --              --              --
         Amortization of transitional obligation             --              --              --
         Recognized actuarial loss                          154             124              --
                                                        -------         -------         -------
Net periodic benefit credit                             $  (639)        $  (485)        $  (449)
                                                        =======         =======         =======

Supplemental plans:
         Service cost                                   $    44         $    47         $    40
         Interest cost                                      232             218             211
         Amortization of prior service cost                   5               5               5
         Amortization of transitional obligation             18              18              18
         Recognized actuarial loss                           36              47              41
                                                        -------         -------         -------
Net periodic benefit cost                               $   335         $   335         $   315
                                                        =======         =======         =======

Postretirement medical:
         Service cost                                   $    56         $    62         $    68
         Interest cost                                       73              71              77
         Amortization of transition obligation               74              74              74
         Recognized actuarial gain                          (57)            (56)            (59)
                                                        -------         -------         -------
Net periodic benefit cost                               $   146         $   151         $   160
                                                        =======         =======         =======

Significant assumptions used in the benefit plans at December 31 were:

                                                       2000            1999
                                                       ----            ----
Retirement Income Plan:
         Weighted average discount rate                 6.40%           6.40%
         Expected long-term rate of return
           on plan assets                               9.25%           9.25%

Supplemental plans:
         Weighted average discount rate                 7.50%           7.50%

Postretirement medical:
         Weighted average discount rate                 7.50%           7.50%
         Initial health care cost trend rate           10.00%           8.00%
         Ultimate health care cost trend rate           5.00%           5.50%
         Grading period                              10 years        4 years

         Assumed health care cost trend rates can have a significant effect on amounts reported for the postretirement medical plan. A 1% change in the assumed health care cost trend rates would not be material for the year 2000 or at December 31, 2000.

         The Company also has a Retirement Savings Plan (Savings Plan) which provides that the Company will supplement an employee's contribution (which may not exceed 12% of compensation). Employees are eligible to participate in the Savings Plan at the beginning of the quarter after their hire but do not receive the supplement until the quarter after completion of one year of service. The Company has agreed to contribute to the Savings Plan an amount equal to 50% of the first 6% of an employee's contributions. Company contributions resulted in charges to earnings of $1,902,000, $1,712,000 and $1,653,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, effective July 1, 1997, the Company began making an additional contribution to the Plan. The additional contribution, which aggregated $1,731,000, $1,591,000 and $1,508,000 for the years ended December 31, 2000, 1999 and 1998, respectively, is made for the benefit of all eligible employees and is not dependent on an employee contribution.

         The Company maintains medical and dental plans for its eligible employees on a primarily self-funded basis. Claims in excess of specified individual and aggregate amounts are covered by insurance. Costs and premiums in the financial statements for the years ended December 31, 2000, 1999 and 1998 for these plans were $3,108,000, $2,703,000 and $2,771,000, respectively.

NOTE 10 - CONTINGENCIES

         As collateral for performance on contracts, the Company is contingently liable at December 31, 2000 in the amount of $1,185,000, under standby letters of credit.

         The Company has encountered significant billing and collection delays due to a dispute over contract modification issues on one large federal construction project. The Company has commenced litigation that seeks to recover approximately $13,000,000, plus interest and legal costs, and the Government has filed a counterclaim seeking to recover approximately $2,900,000 it alleges the

Company was overpaid. Although the outcome of any litigation is uncertain, the Company believes that its position is sound and that it will achieve a favorable resolution of the dispute, in which event the Company could recognize a significant gain. In the event of an unfavorable resolution, the Company could sustain a material loss.

         The Company has obtained coverage with commercial carriers to insure against pollution liability claims. Although this insurance covers many of the Company's environmental exposures, there are instances where project-specific pollution insurance policies are necessary. The Company will continue to evaluate exposures associated with each project to determine if additional coverage is necessary. The Company is partially self-insured under professional liability and pollution coverage for deductible amounts of the commercial insurance coverage.

         While the insurance carried by the Company may not be sufficient to cover all claims that may arise, and while insurance carriers may not continue to make coverage available to the Company, management believes it has provided an adequate level of insurance coverage.

         The Company is subject to certain claims and lawsuits in connection with work performed in the ordinary course of its business. In the opinion of management, such claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 11 - INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

(Thousands of dollars)          2000            1999           1998
                                ----            ----           ----
Current
   Federal                    $   127         $    --        $   149
   State                          217             171            122
                              -------         -------        -------
                                  344             171            271
                              -------         -------        -------
Deferred
   Federal                     (1,566)            253            301
   State                           --              --             --
                              -------         -------        -------
                               (1,566)            253            301
                              -------         -------        -------
                              $(1,222)        $   424        $   572
                              =======         =======        =======

Temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

         (Thousands of dollars)                     2000          1999
                                                  --------      --------
         Deferred tax assets:
             Uncollectible accounts               $    913      $    815
             Net operating loss carryforwards        5,204         6,952
             Supplemental retirement plans           1,550         1,473
             Self insurance                          1,847         1,506
             Other accruals                          1,089         1,279
             Depreciation                               --            68
             Facility closure                          804           864
             State tax loss carryforwards            3,335         3,324
             Other                                   1,048           961
                                                  --------      --------
                                                    15,790        17,242
                                                  --------      --------

         Deferred tax liabilities:
             Retainage                                (624)         (157)
             Pensions                                 (769)         (984)
             Other                                    (819)       (1,322)
                                                  --------      --------
                                                    (2,212)       (2,463)
             Valuation allowance                    (3,958)       (6,942)
                                                  --------      --------

             Net deferred income taxes            $  9,620      $  7,837
                                                  ========      ========

         At December 31, 2000, the Company has federal net operating loss carryforwards of approximately $15,306,000, principally expiring in 2012. The Company's net deferred tax assets include substantial amounts of net operating loss carryforwards. Failure to achieve forecasted amounts of taxable income in future periods could affect the ultimate realization of net deferred tax assets. A valuation allowance has been established for certain deferred tax assets since, based on the weight of available evidence, it is more likely than not that a portion of these assets will not be realized. The valuation allowance was decreased by $2,984,000 in the year ended December 31, 2000. The reduction was primarily the result of the reversal of the federal portion of the valuation allowance, based on improved operating results in 2000 and anticipated operating results in 2001 and later years.

         The reconciliations of the effective tax rate to that based on the federal statutory rate for the years ended December 31 are as follows:

                                   2000         1999         1998
                                  ------       ------       ------
Statutory rate                      34.0%        34.0%        34.0%
Valuation allowance                (62.4)          --          2.5
State income taxes, net of
  federal taxes                      2.9          7.9          5.7
Amortization of goodwill             0.4          1.5          1.5
Travel-related meals                 1.8          6.6          5.7
Officers life insurance             (3.9)       (19.8)        (5.8)
Other, net                           2.1         (0.2)        (3.6)
                                  ------       ------       ------
         Effective tax rate        (25.1)%       30.0%        40.0%
                                  ======       ======       ======

NOTE 12 - MAJOR CUSTOMER INFORMATION

        The Company's largest customer is the U.S. Government and its agencies which provided the following gross revenues for the years ended December 31:

(Thousands of dollars)                2000         1999         1998
                                    --------     --------     --------
Department of Defense               $ 64,288     $ 70,396     $ 60,892
Environmental Protection Agency       35,262       45,826       50,842
Department of Energy                  32,184       27,065       20,229
Other                                  8,888        4,705        4,600
                                    --------     --------     --------

         Total U.S. Government      $140,622     $147,992     $136,563
                                    ========     ========     ========

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments for income taxes were $160,000, $115,000 and $51,000 in the years ended December 31, 2000, 1999 and 1998, respectively. The Company received refunds of previously paid income taxes aggregating $10,000, $25,000 and $1,136,000 in the years ended December 31, 2000, 1999 and 1998, respectively.

         Cash payments for interest were $1,388,000, $1,328,000 and $1,218,000 in the years ended December 31, 2000, 1999 and 1998, respectively.

         Capital lease obligations of $1,038,000, $290,000 and $697,000 were incurred during the years ended December 31, 2000, 1999 and 1998, respectively, when the Company entered into leases for office equipment.

NOTE 14 - RELATED PARTY TRANSACTIONS

         Through June 1998, the Company used the services of a travel agency that was owned by one of its directors. Net payments to the travel agency included in general and administrative expenses in the accompanying consolidated statement of operations in 1998 were $285,000. In June 1998 the arrangement with this travel agency was terminated, and the Company's travel requirements are handled internally using contracted labor. The director has been retained as a consultant to the travel department and in 2000, 1999 and 1998 was paid $150,000, $150,000, and $75,000, respectively, in this capacity.

         A relative of a director of the Company is an officer of a not-for-profit organization whose mission is to promote infrastructure redevelopment as the sustainable choice for growing businesses and communities. The Company has contributed a total of $50,000 through December 31, 2000 to this organization. The Company has also entered into an agreement with the organization for certain services. The Company has paid approximately $167,000 for services rendered under the agreement through 2000.

NOTE 15 - SEGMENTS

         Under Statement of Financial Accounting Standards No. 131, the Company has defined its reportable segments as Infrastructure Redevelopment, Federal Programs, and Knowledge Systems and Solutions. Federal Programs is segregated primarily because its services are delivered to clients at dedicated site Federal government locations, while Knowledge Systems and Solutions is segregated due to differences in its products and services from the Company's other businesses.

         The following information for the years ended December 31, 2000, 1999 and 1998 is required by Statement No. 131.

                                                                Knowledge
Year ended December 31, 2000     Infrastructure    Federal     Systems and
(Thousands of Dollars)           Redevelopment     Programs     Solutions     Corporate    Consolidated
                                 -------------     --------     ---------     ---------    ------------
Net revenues                       $135,316        $ 12,751      $  2,363     $  1,283       $151,713
Segment profit (loss)              $ 14,925        $  4,063      $   (250)    $(13,875)      $  4,863
Total assets                       $ 93,774        $  9,166      $    586     $ 23,474       $127,000
Depreciation and amortization      $  1,852        $    221      $    101     $  2,024       $  4,198
Interest expense                   $  2,163        $    185      $     19     $   (656)      $  1,711
Capital expenditures               $  3,742        $    234      $     44     $    644       $  4,664

                                                                Knowledge
Year ended December 31, 1999     Infrastructure    Federal     Systems and
(Thousands of Dollars)           Redevelopment     Programs     Solutions     Corporate    Consolidated
                                 -------------     --------     ---------     ---------    ------------
Net revenues                       $122,877        $ 20,489      $  2,984     $  1,416       $147,766
Segment profit (loss)              $ 12,278        $  3,033      $   (842)    $(13,057)      $  1,412
Total assets                       $ 84,316        $  7,011      $  1,296     $ 28,804       $121,427
Depreciation and amortization      $  1,841        $     91      $    160     $  1,797       $  3,889
Interest expense                   $  1,492        $    216      $     15     $    (98)      $  1,625
Capital expenditures               $    980        $    156      $    201     $  3,234       $  4,571

                                                                Knowledge
Year ended December 31, 1998     Infrastructure    Federal     Systems and
(Thousands of Dollars)           Redevelopment     Programs     Solutions     Corporate    Consolidated
                                 -------------     --------     ---------     ---------    ------------

Net revenues                       $110,937        $24,806       $  3,690     $    953       $140,386
Segment profit (loss)              $ 11,426        $ 3,524       $   (792)    $(12,728)      $  1,430
Total assets                       $ 74,810        $11,283       $  1,021     $ 34,242       $121,356
Depreciation and amortization      $  1,880        $   107       $    134     $  1,649       $  3,770
Interest expense                   $  1,195        $   200       $     13     $    (37)      $  1,371
Capital expenditures               $    421        $    36       $    139     $  2,584       $  3,180

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for 2000 and 1999 is presented in the following tables:

(Thousands of dollars,
 except per share data)
                                      First         Second          Third             Fourth
                                     Quarter        Quarter         Quarter           Quarter
                                     -------        -------         -------           -------
2000
Gross revenues                      $ 69,700       $ 68,977        $ 65,415          $ 66,227
Net revenues                        $ 38,691       $ 40,625        $ 37,246          $ 35,151
Income (loss) from operations       $    880       $  1,945        $  1,488*         $   (957)*
Net income                          $    745       $  1,768        $    921**        $  2,651***
Diluted earnings per share          $    .07       $    .18        $    .09          $    .26

1999
Gross revenues                      $ 72,804       $ 60,065        $ 62,869          $ 68,006
Net revenues                        $ 37,815       $ 36,053        $ 35,938          $ 37,960
Income (loss) from operations       $    717       $    390+       $    (80)         $   (445)
Net income                          $    371       $     91        $     94++        $    432+++
Diluted earnings per share          $    .04       $    .01        $    .01          $    .04

* Includes reductions in estimated claim liabilities of $330 in the third quarter and $185 in the fourth quarter. The fourth quarter also includes a special pension charge of $1,223 and an adjustment of $600 to increase the net periodic pension benefit credit for the year 2000.

**       Includes a gain from a life insurance claim of $162.

*** Includes a credit of $3,053 resulting from the reversal of a valuation allowance for deferred income tax benefits.

+        Includes a reduction in estimated claim liabilities of $500.

++ Includes a pretax gain of $480 resulting from the demutualization of a life insurance company in which the Company is a policyholder.

+++      Includes a gain from a life insurance claim of $770.

NOTE 17 - SUBSEQUENT EVENT (UNAUDITED)

         The Company entered into an Agreement and Plan of Merger on March 9, 2001 with certain portfolio companies of American Capital Strategies, Ltd. (Nasdaq: ACAS). Under the Agreement and Plan of Merger with ACAS Acquisitions (Weston), Inc. (referred to as "Parent") and Weston Acquisition Corporation, Parent will acquire control of the Company through a merger of its wholly-owned subsidiary, Weston Acquisition Corporation, with and into the Company. In the merger, all outstanding shares of the Company's publicly traded Series A Common Stock and non-publicly traded Common Stock (as well as options and stock appreciation rights, except options and rights held by certain members of the Company's senior management, as described below) will be converted into the right to receive cash consideration. The merger consideration is $5.02 per share of Series A Common Stock and $5.38 per share of Common Stock. The Company will survive the merger and, following the merger, will be 100%-owned by Parent. Also in connection with the merger, certain members of the Company's existing senior management will acquire an equity interest in Parent and will enter into new employment agreements in exchange for the cancellation of their existing stock options, stock appreciation rights and rights under their existing employment agreements. Such members of senior management will have an indirect ownership interest in the Company after the merger. Consummation of the merger is subject to, among other things, approval of the holders of a majority of the Company's outstanding shares of Series A Common Stock at a special meeting of shareholders currently scheduled for May 29,2001. If the merger is consummated, the Company will no longer be a public company subject to the reporting requirements under the Securities Exchange Act of 1934.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

         The Company's Board of Directors consists of 10 members, each serves a one-year term or until his/her successor is duly elected and qualified. All of the following were elected on May 15, 2000.


         JESSE BROWN, 57, PRESIDENT AND CHIEF EXECUTIVE OFFICER, BROWN AND ASSOCIATES. (DIRECTOR SINCE 1997). Mr. Brown formed Brown and Associates, a consulting firm, in 1997, following 25 years of professional experience in administrative and executive positions in the public sector. From 1993 to July 1997, he served as Secretary for the United States Department of Veterans Affairs. In this capacity he oversaw the second largest Federal Department, with a budget of more than $39 billion and more than 240,000 employees. Mr. Brown currently serves as a director of Maximus, Inc. and of PEC Solutions.

         THOMAS E. CARROLL, 57, BUSINESS CONSULTANT. (DIRECTOR SINCE 1998). Mr. Carroll has worked in the health care industry for 32 years. From 1995 to 2000, Mr. Carroll served as President and Chief Executive Officer of MEDIQ Incorporated, which is engaged in the medical equipment rental business.

         TOM HARVEY, 52, CHIEF EXECUTIVE OFFICER, A-55, INC. (DIRECTOR SINCE
1997). Mr. Harvey has served as Chief Executive Officer of A-55, Inc., a leading fuel technology company, since July 1999. He was President of A-55, Inc. from February 1998 through July 1999. He also serves as Chairman of the Global Environment & Technology Foundation, a non-profit corporation that he founded, which promotes environmental technology development and commercialization, and sustainable development. Mr. Harvey is also Chairman of Global Initiatives, Inc. and GlobeQuest International, Ltd., two private-sector firms engaged in the communications and international marketing businesses, respectively. Previously, he held a number of senior-level positions in the U.S. Army, Department of Defense, White House, and Congressional offices.

         WAYNE F. HOSKING, JR., ESQ., 35, GOVERNMENT RELATIONS DIRECTOR, ROY F. WESTON, INC. (DIRECTOR SINCE 1996). Mr. Hosking has been employed by the Company since 1988. In his current position he manages the Company's Washington, D.C. office. Mr. Hosking is licensed to practice law in Colorado and the District of Columbia. He is the son-in-law of A. Frederick Thompson, and is married to the granddaughter of Roy F. Weston, who is also the niece of Katherine W. Swoyer.

         WILLIAM L. ROBERTSON, J.D., M.P.A., 55, CHIEF EXECUTIVE OFFICER. (DIRECTOR SINCE 1998). Mr. Robertson served as President and Chief Executive Officer of the Company from May 1997 to May 1998, as Chairman and Chief Executive Officer from May 1998 to May 1999, and as Chief Executive Officer since May 1999. Before joining the Company, he advised corporations and municipalities on business development opportunities in the environment and technology sectors. From 1996 to 1997, Mr. Robertson was Chairman and founder of a software development firm, OneSoft, Inc.

         KATHERINE W. SWOYER, 53, TRAVEL CONSULTANT. (DIRECTOR SINCE 1992; VICE-CHAIRMAN OF THE BOARD OF DIRECTORS FROM 1997 TO MAY 1999; CHAIRMAN OF THE BOARD OF DIRECTORS SINCE MAY 1999). From 1994 to 1998, Ms. Swoyer was the owner and president of International Corporate Travel Services, Inc. ("Intercorp"), a travel agency. She is the daughter of Roy F. Weston, the sister-in-law of

A. Frederick Thompson, the mother of Thomas M. Swoyer, Jr. and the aunt of the wife of Wayne F. Hosking, Jr.

         THOMAS M. SWOYER, JR., 30, BRANCH OFFICE MANAGER, SAN ANTONIO, TX OFFICE, ROY F. WESTON, INC. (DIRECTOR SINCE 1996). Mr. Swoyer presently serves as the Branch Office Manager for the Company's San Antonio, Texas office. In this capacity he is responsible for all operations, profit and loss and marketing activities in the San Antonio office. Additionally, Mr. Swoyer serves as a Client Service Manager supporting the Company's Real Estate marketing initiative for the Southern Division and the Military Privatization initiative including the redevelopment of historic Ft. Sam Houston. Mr. Swoyer is the grandson of Roy F. Weston, the son of Katherine W. Swoyer and the late Thomas M. Swoyer, former President of the Company from 1984 to 1989, and the nephew of A. Frederick Thompson.

         A. FREDERICK THOMPSON, PH.D., P.E., 59, PROGRAM DIRECTOR, ENVIRONMENTAL TECHNOLOGY, NATIONAL SCIENCE FOUNDATION. (DIRECTOR SINCE 1975). Dr. Thompson assumed his current position with the National Science Foundation in 1997. Previously, he served as Chairman of the Board of Directors of the Company from October 1991 to March 1996. Dr. Thompson is the son-in-law of Roy F. Weston, the father-in-law of Wayne F. Hosking, Jr., the brother-in-law of Katherine W. Swoyer, and the uncle of Thomas M. Swoyer, Jr.

         ROY F. WESTON, P.E., DEE, 89, RETIRED, ROY F. WESTON, INC. (DIRECTOR SINCE 1957). Mr. Weston is the founder and Chairman Emeritus of Roy F. Weston, Inc. He served as Chairman of the Board and Chief Executive Officer from January 1, 1957 to October 1, 1991. He served as Chairman from March 1996 to July 1996. He was Chairman Emeritus from October 1991 to March 1996 and resumed his role in that capacity in July 1996 to the present. He is the father of Katherine W. Swoyer, the father-in-law of A. Frederick Thompson, the grandfather of the wife of Wayne F. Hosking, Jr., and the grandfather of Thomas M. Swoyer, Jr.

         JAMES H. WOLFE, 68, CERTIFIED PUBLIC ACCOUNTANT. (DIRECTOR SINCE 1998). From 1968 through 1994, Mr. Wolfe was a partner in the accounting and consulting firm of Coopers & Lybrand L.L.P., where he was responsible for overseeing the firm's professional services to many of its largest clients and served as Regional Director of Accounting, Auditing and SEC Consulting. Since his retirement from Coopers & Lybrand L.L.P. on December 31, 1994, he has been providing accounting and financial consulting services to selected corporations and other organizations.

EXECUTIVE OFFICERS OF THE COMPANY

         Officers are elected annually and hold office until their successors are elected and qualified. The current executive officers of the Company are:

         WILLIAM L. ROBERTSON, J.D., M.P.A., 55, CHIEF EXECUTIVE OFFICER. (See biographical information under the heading "DIRECTORS OF THE COMPANY" above.)

         PATRICK G. MCCANN, 47, PRESIDENT AND CHIEF OPERATING OFFICER. Mr. McCann joined the Company in October 1996 as Executive Vice President, Strategic Development. He became Chief Operating Officer on June 1, 1997 and President on May 18, 1998. From 1984 to 1996, Mr. McCann was with Chemical Waste Management, an environmental services company based in Oak Brook, IL. From 1995 to 1996, he was President of Advanced Environmental Technical Services, a Chemical

Waste Management affiliate. From 1993 to 1995, Mr. McCann was President of the Technical Services Division of Chemical Waste Management. From 1991 to 1993, he was a Vice President of Chemical Waste Management.

         WILLIAM G. MECAUGHEY, CPA, 45, VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND TREASURER. Mr. Mecaughey joined the Company in 1991 as Vice President and Corporate Controller. He has served as Chief Financial Officer since May 1997 and became Treasurer in July 1997. Before joining the Company, he was a senior manager with Ernst & Young LLP, an international accounting firm.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

                         EXECUTIVE OFFICER COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table shows, for the fiscal years ended December 31, 2000, 1999, and 1998, the cash compensation paid by the Company as well as certain other compensation paid or accrued for those years, to the chief executive officer and all other executive officers of the Company whose cash compensation in 2000 exceeded $100,000 (together, the "named executive officers").

                                                                               Long-Term Compensation
                                   Annual Compensation(1)              ---------------------------------------
                           ----------------------------------------              Awards                Payouts
                                                             Other     ----------------------------    -------
                                                             Annual    Restricted      Securities                 All Other
Name and                                                    Compen-      Stock         Underlying       LTIP       Compen-
Principal Position         Year     Salary      Bonus(2)     sation      Awards       Options/SARs     Payouts    sation(3)
- ------------------         ----     ------      --------     ------      ------       ------------     -------    ---------
William L. Robertson       2000    $292,776    $ 83,500        N/A        $ 0             0/0            $ 0      $ 10,376
Chief Executive Officer    1999    $285,053    $ 70,812        N/A        $ 0        95,000/122,000      $ 0      $  9,748
                           1998    $275,000    $ 82,500        N/A        $ 0             0/0            $ 0      $  3,564

Patrick G. McCann          2000    $246,539    $171,604        N/A        $ 0             0/0            $ 0      $ 10,376
President and Chief        1999    $207,308    $ 77,248        N/A        $ 0        60,000/81,600       $ 0      $  9,748
Operating Officer          1998    $200,000    $ 90,000        N/A        $ 0             0/0            $ 0      $  9,832

William G. Mecaughey       2000    $146,151    $ 23,725        N/A        $ 0             0/0            $ 0      $ 10,376
Chief Financial            1999    $140,115    $ 24,376        N/A        $ 0        30,000/33,965       $ 0      $  9,748
Officer and Treasurer      1998    $143,634    $ 28,350        N/A        $ 0             0/0            $ 0      $  9,832

(1) The Company has omitted, as to each named executive officer, information concerning the value of perquisites and other personal benefits which, in the aggregate, do not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for the named executive officer.

(2) Includes amounts paid under the Company's Pay for Performance incentive compensation program. The amount paid to Mr. McCann in 2000 includes a one-time retention bonus of $100,000 which was payable to him if annual corporate profitability goals were met for 1998 and 1999 and he remained as the Chief Operating Officer through December 31, 1999.

(3) Represents amounts contributed by the Company under the Company's Retirement Savings Plan.

                     STOCK BASED INCENTIVE COMPENSATION PLAN
                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         The Company did not make any grants of Options or stock appreciation rights to any of the named executive officers in the year ended December 31, 2000.

         AGGREGATED OPTION/SAR EXERCISES IN 2000 AND DECEMBER 31, 2000
                               OPTION/SAR VALUES

         The following table sets forth certain information regarding the number and value, as of December 31, 2000, of unexercised options to purchase Series A shares and SARs held by the named executive officers. None of the named executive officers exercised any stock options or SARs during 2000.


                                                                                       VALUE OF UNEXERCISED IN-THE-
                                                   NUMBER OF SECURITIES UNDERLYING         MONEY OPTIONS/SARS AT
                                                     UNEXERCISED OPTIONS/SARS AT             DECEMBER 31, 2000
                                                          DECEMBER 31, 2000                    (OPTIONS/SARS)
                           SHARES                  -------------------------------    -----------------------------
                          ACQUIRED      VALUE
      NAME              ON EXERCISE    REALIZED    EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
- -------------------------------------------------------------------------------------------------------------------
William L. Robertson          0           N/A        52,200/0      164,800/122,000     $97,288/0     $312,150/30,500
Patrick G. McCann             0           N/A        40,560/0      101,040/81,600      $36,570/0     $113,880/136,500
William G. Mecaughey          0           N/A        18,059/0       45,906/33,965      $14,790/0     $ 55,277/61,647

         The SARs held by the named executive officers are described in Note 8 to the Consolidated Financial Statements in this report.

PENSION AND RETIREMENT PLANS

         The Company has a defined benefit Retirement Income Plan (the "Retirement Plan"), which was frozen effective June 30, 1997. The Retirement Plan covers all employees of the Company and of certain subsidiaries who, as of June 30, 1997, had attained 21 years of age and completed at least one year of service. The Retirement Plan provides a monthly retirement income benefit. For each year before June 30, 1997 that an employee was a participant, he or she accrued a benefit equal to 1.15% of his or her compensation for such year up to 75% of the Social Security wage base, plus 1.5% of compensation in excess of 75% of the Social Security wage base. Compensation is defined as a participant's regular earnings from base salary, overtime and incentives. All contributions to the Retirement Plan are made by the Company, and vesting occurs upon a participant's completion of 5 years of service, the attainment of age 65, or upon disability. Benefits are paid following the participant's retirement after age 60 and, in some instances, upon the death of the participant.

         The annual Retirement Plan pension benefit payable on a straight life annuity basis at normal retirement date (age 65) to Mr. Mecaughey is $8,330. No other named executive officer is entitled to any benefits under the Retirement Plan.

         Each of the named executive officers and certain other senior officers of the Company participate in the Company's Supplemental Executive Retirement Plan (the "Supplemental Plan"). Under the Supplemental Plan, upon the death of a participant, the Company will pay a death benefit to the participant's designated beneficiary. Upon the retirement of the participant, supplemental retirement benefits will be paid to the participant for a 15-year period. The amount of the death benefit is based on a determination previously made by the Company's former Compensation Committee. The supplemental retirement benefit is based on that determination and the participant's years of participation in the Supplemental Plan. The estimated annual supplemental retirement benefit under the Supplemental Plan, payable upon retirement at age 65, is $42,000 for Mr. Robertson, $42,000 for Mr. McCann and $34,500 for Mr. Mecaughey.

COMPENSATION OF DIRECTORS

         The non-executive Chairman of the Board receives an annual retainer of $45,000. Each other director who is not an officer of the Company receives an annual retainer equal to $12,000. The retainer is payable quarterly and is paid in cash unless the director is required to participate or has elected to participate in the Roy F. Weston, Inc. Director Stock Compensation Plan (the "Director Plan").

         The Director Plan was approved by the Company's shareholders on May 10, 1999, and became effective on that date. Under the Director Plan all directors who hold fewer than 25,000 shares of the Company's stock (including both Series A shares and Common shares) must be paid their quarterly retainer in Series A shares, valued on the date that is 10 days after the day on which the Board's regular quarterly meeting is held. A director who holds more than 25,000 shares of the Company's stock may elect to participate in the Director Plan by notifying the Company before the later of ten days after the most recent annual meeting of shareholders or ten days after he or she first becomes a director.

         All directors who are not officers of the Company also receive $1,500 plus travel expenses for each Board meeting they attend and for each Committee meeting they attend that is not held on the same day as a meeting of the Board. Fees payable to a director who is a non-officer employee of the Company are reduced by that director's employee salary for the days that director attends a meeting of the Board or a Board Committee.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

         The Company has entered into Employment Agreements with each of the named executive officers , dated March 20, 2000. Each of these agreements amends and restates prior employment agreements with the named executive officers. In general, these employment agreements provide for the following:

         (i) Cash compensation - Messrs. Robertson, McCann and Mecaughey are to be paid a base salary of $315,322, $270,400 and $147,680, respectively, subject to periodic review by the Board of Directors. Each executive officer is also entitled to receive certain fringe benefits and to participate in the Company's Pay for Performance incentive compensation program ("PFP"), with a PFP guideline percentage that will annually provide 30% of base salary for each of Messrs. Robertson and McCann, and 17.5% of base salary for Mr. Mecaughey, if the Company meets its target financial performance criteria established in the annual operating plan budget approved by the Board of Directors.

        The Employment Agreements also provide for each named executive officer to receive a cash bonus in the event of a change in control of the Company on or before July 31, 2001, based on the highest amount of consideration received or receivable by a holder of the Company's Common shares or Series A shares with respect to the shares of each such class in connection with the change in control transaction (the "Per Share Price"), including the value of any Common shares or Series A shares retained by the holder. If payment of all or a part of the Per Share Price is conditioned on events occurring after the change in control, the Company is obligated to pay the change in control bonus, or portion thereof, only when and if such condition has expired. The cash bonus is paid to the executive officer only if (i) he was employed by the Company at the time of the change in control or (ii) within six months before the change in control, the Company terminated his employment neither for cause nor due to his death or disability and the Company was engaged in active negotiations with the party or parties to the change in control within 60 days before such termination.

         Messrs. Robertson and McCann have agreed, however, that if the merger described in Item 1 of this report is consummated, their rights under their respective Employment Agreements to receive a change-in-control bonus (as well as all other rights under their respective Employment Agreements, stock options and SARs) will be exchanged for new employment agreements with, and equity interests in, the surviving Company. Upon the consummation of the merger, Mr. Mecaughey will receive a change-in-control bonus of approximately $100,000.

         (ii) Employment termination - Each named executive officer is employed at will. If a named executive officer's employment is terminated by the Company for any reason other than for cause, death or disability, or if he resigns his employment for good reason (which includes a material change in his responsibilities, duties or authority; a salary decrease; geographic relocation of his principal working location to a place more than 50 miles from West Chester, PA; or his resignation within 30 days after a change in control of the Company) he will be entitled to severance payments in the amount of his monthly compensation, for twelve months in the case of Messrs. Robertson and McCann, and for nine months in the case of Mr. Mecaughey. Upon such resignation or termination, each executive officer will also be entitled to continuation of certain fringe benefits and to payment of amounts earned under the Company's PFP program or any applicable replacement incentive program. The receipt of such severance benefits, fringe benefits and amounts under the PFP or other programs is conditioned on the named executive officer's execution and delivery to the Company of a comprehensive release. Such payments to the named executive officer, plus the value of any non-cash benefits payable, will not exceed the maximum amount that the Company could pay without subjecting the named executive officers to the excise tax under sections 280G and 4999 of the Internal Revenue Code of 1986.

         (iii) Restrictions on Competition - After employment with the Company ends, certain restrictions are placed on competition by each of Messrs. Robertson and McCann for a period of 365 days, and on Mr. Mecaughey for a period of 274 days. If a named executive officer's employment is terminated for any reason other than for cause or by reason of his disability or if he resigns his employment for good reason, the non-compete period is extended to 730 days for each of Messrs. Robertson and McCann, and to 548 days for Mr. Mecaughey. In return for the extended non-compete period, in such circumstances the named executive officer would be entitled to receive his monthly compensation for an additional period following his last monthly severance payment described above. For each of Messrs. Robertson and McCann, the additional period is twelve months. For Mr. Mecaughey, the additional period is nine months.

         In December 1997, the Company and Mr. Robertson entered into an Elective Deferred Compensation Agreement, under which Mr. Robertson has elected to defer $100,000 of his compensation in each of 1998, 1999 and 2000. An election to defer compensation must be made before

January 1 of the year in which a deferral is to apply. Deferred funds are treated as though invested in one or more investment funds and are to be distributed to Mr. Robertson in one lump sum on the earlier of a date the Company selects (i) in January 2001 or (ii) in the calendar month following termination of Mr. Robertson's employment by the Company. The entire balance under the Elective Deferred Compensation Agreement was distributed to Mr. Robertson in January 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2000, no voting member of the Executive Committee (which serves as the Company's compensation committee for executive officers) was an officer or employee of the Company or any of its subsidiaries. Until May 2000, the voting members of the Executive Committee were Katherine W. Swoyer, Richard L. Armitage, Thomas E. Carroll, Tom Harvey, and Roy F. Weston. From May to December 2000 the voting members of the Executive Committee were Katherine W. Swoyer, Richard L. Armitage, Tom Harvey, Roy F. Weston, A. Frederick Thompson and James
H. Wolfe. Since May 1998, Mr. Robertson has served as a non-voting member of the Executive Committee, and does not participate in Executive Committee discussions concerning his compensation. Described below are certain transactions between the Company and persons who served on the Executive Committee.

         Roy F. Weston previously served as Chairman of the Board, President and Chief Executive Officer of the Company. In 1997, Mr. Weston and the Company entered into a Continuing Services/Retirement Agreement. Under this agreement Mr. Weston retired from active employment by the Company, but agreed to remain as Chairman Emeritus of the Company and to assist the Board of Directors and the Company's officers and employees. The agreement provides that until his death he will receive an annual principal retirement benefit calculated in the same manner as his salary payment was calculated under a prior employment agreement with the Company, and this benefit will continue to be paid to his wife in the event that he predeceases her. The Continuing Services/Retirement Agreement also provides that Mr. Weston will continue to receive the fringe benefits he received under the prior employment agreement. The Continuing Services/Retirement Agreement also requires the Company's Board of Directors to use its best effort to nominate Mr. Weston and cause his election to the Board of Directors, subject to any legal requirements. If Mr. Weston is not elected to the Board, he will become an ex-officio member of the Board of Directors, subject to any legal requirements. Pursuant to the Continuing Services/Retirement Agreement, $288,388 was paid to or for the benefit of Mr. Weston by the Company during 2000. Mr. Weston also received 1,297 shares of Series A stock under the Roy F. Weston, Inc. Director Stock Compensation Plan during 2000.

         Katherine W. Swoyer is President and sole shareholder of International Corporate Travel Services, Inc. ("Intercorp"), a travel services business that provided services to the Company from 1994 through June 30, 1998. Under a three-year agreement, effective January 2, 1996, Intercorp provided these services in return for an annual management fee of $550,000, less all commissions, fees, and other payments received by Intercorp from any travel service vendor/provider in respect of Company-related travel up to a specified maximum amount determined by reference to anticipated annual travel volume. All such commissions, fees, and other payments were paid to the Company. Because of the reduction in the number of Company employees since 1996, and the accompanying decrease in the Company's travel, in 1998 the Company and Intercorp agreed to an early termination of the Intercorp agreement, in return for payment by the Company of an early termination fee of $150,000, payable in three $50,000 installments on June 30 of 1998, 1999 and 2000. In 2000, the net payment by the Company to Intercorp under this early termination agreement was $50,000. To assist in the operation of the Company's travel requirements, and to retain continuity in its travel services, the Company entered into a consulting services agreement (the "Consulting Agreement") with Ms. Swoyer in June 1998, under which she agreed to provide the Company with travel management consulting services designed to assist in the transition to internal travel management and to better control the Company's travel costs. Under the Consulting Agreement, which terminates on June 30, 2001, Ms. Swoyer receives an annual retainer of $125,000 and certain incentive fees, up to a maximum of $25,000 annually, based on reductions in the Company's travel management costs. During 2000, the Company paid Ms. Swoyer $150,000 under the Consulting Agreement.

        Both Mr. Weston and Ms. Swoyer have entered into or will enter into agreements with the Company to be effective after the consummation of the merger described in Item 1 of this report. The agreements will be more fully described in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission, and are included as exhibits to the preliminary Transaction Statement on Schedule 13E-3 filed with the Securities and Exchange Commission on March 22, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

         The table below sets forth, as of March 15, 2001, certain information regarding the beneficial ownership of the Common shares and Series A shares by each person known by the Company to beneficially own more than 5% of any class of the Company's capital stock, each of the Company's directors, each of the executive officers of the Company named in the Summary Compensation Table appearing in Item 11 of this Form 10-K, and all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all of the shares owned by each of them.


                                                                                                             PERCENTAGE OF
                                       NUMBER OF       NUMBER OF     PERCENTAGE   PERCENTAGE    PERCENTAGE     AGGREGATE
                                     COMMON SHARES     SERIES A      OF CAPITAL    OF COMMON   OF SERIES A       VOTING
        NAME AND ADDRESS(1)             (2)(20)      SHARES(2)(12)     STOCK        SHARES        SHARES      POWER(3)(20)
- --------------------------------------------------------------------------------------------------------------------------
Vanguard Fiduciary Trust Company,
as Trustee(4)                              --           923,227          9.2           --          11.7           3.2
FMR Corp(5)                                --           682,300          6.8           --           8.6           2.4
Franklin Advisory Services, LLC(6)         --           460,000          4.6           --           5.8           1.6
The TCW Group, Inc.(7)                     --           499,200          5.0           --           6.3           1.7
Dimensional Fund Advisors, Inc.(8)         --           477,600          4.8           --           6.0           1.7
Edward W. Wedbush, et. al.(9)              --           523,600          5.2           --           6.6           1.8
RFW Partnership Limited(10)              438,081             --          4.4         21.0            --          15.2
Katherine W. Swoyer and Susan W
Thompson, as Trustees(11)                108,075             --          1.1          5.2            --           3.8
William L. Robertson                       --           102,800          1.0           --           1.3             *
Patrick G. McCann                          --            72,780          *             --             *             *
William G. Mecaughey(13)                   --            39,062          *             --             *             *
Richard L. Armitage(14)                    --             7,154          *             --             *             *
Jesse Brown                                --             7,154          *             --             *             *
Thomas E. Carroll                          --             8,154          *             --             *             *
Tom Harvey                                 --             9,554          *             --             *             *
Wayne F. Hosking, Jr.(11)(15)            103,181          9,679          1.1          4.9             *           3.6
Katherine W. Swoyer(9)(11)               353,813            872          3.6         16.9             *          12.3
Thomas M. Swoyer, Jr.(11)(16)            103,181          1,456          1.0          4.9             *           3.6
A. Frederick Thompson(10)(11)(17)        386,338          3,103          3.9         18.5             *          13.4
Roy F. Weston(10)(18)                    190,000         40,448          2.3          9.1             *           6.7
James H. Wolfe                             --             7,154          *             --             *             *
All directors and
executive officers as
a group(19)                            1,682,669        309,370         19.6         80.6           3.8          59.1

* Less than 1%.

     (1) Except as indicated below, the business address of each beneficial owner is c/o Roy F. Weston, Inc., 1400 Weston Way, P.O. Box 2653, West Chester, PA 19380.

     (2) A beneficial owner of securities is one who, directly or indirectly, has or shares with others: (a) the power to vote or direct the voting of such securities or (b) investment power with respect to such securities, which includes the power to dispose or direct the disposition of such securities. A person is deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of March 15, 2001, including, but not limited to, the right to acquire through the exercise of any option, warrant, or right or through the conversion of a security.

     (3) Aggregate voting power is calculated by multiplying the total number of Common shares and Series A shares outstanding by one vote and one-tenth of one vote per share, respectively.

     (4) Vanguard Fiduciary Trust Company, P.O. Box 2900, Valley Forge, PA 19482, is the trustee under the Roy F. Weston, Inc. Retirement Savings Plan ("Retirement Savings Plan"). Under the terms of the Retirement Savings Plan, as amended in August 2000, each plan participant who has been allocated shares of Series A Common Stock may direct Vanguard how to vote the shares allocated to him, in accordance with procedures established under the Trust Agreement between the Company and Vanguard.

     (5) Reflects ownership as reported on a Schedule 13G, dated February 14, 2001, filed with the SEC by FMR Corp., 82 Devonshire Street, Boston, MA 02109.

     (6) Reflects ownership as reported on a Schedule 13G, dated February 9, 2001, filed with the SEC by: Franklin Advisory Services, LLC, One Parker Plaza, Sixteenth Floor, Fort Lee, NJ 07024; Franklin Resources, Inc., 777 Mariners Island Blvd., San Mateo, California 94404, as parent holding company; and Charles B. Johnson and Rupert H. Johnson, Jr., 777 Mariners Island Blvd., San Mateo, California 94404, as Principal Shareholders of Franklin Resources, Inc.

     (7) Reflects ownership as reported on a Schedule 13G, dated February 14, 2001, filed with the SEC by The TCW Group, Inc., 865 South Figueroa Street, Los Angeles, CA 90017 and Robert Day, 865 South Figueroa Street, Los Angeles, CA 90017. This Schedule 13G states that The TCW Group, Inc. and Robert Day (an individual who may be deemed to control the TCW Group) share voting and dispositive power over 499,200 Series A shares.

     (8) Reflects ownership as reported on a Schedule 13G, dated February 16, 2001, filed with the SEC by Dimensional Fund Advisors, Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

     (9) Reflects ownership as reported on Schedule 13G, dated December 22, 2000, filed with the SEC by: E* Capital Corporation, P.O. Box 71029, Los Angeles, CA 90071-0029, Edward W. Wedbush, P.O. Box 30014, Los Angeles, CA 90030 and Wedbush Morgan Securities Employees' Retirement Plans, P.O. Box 30014, Los Angeles, CA 90030. This Schedule 13G states that the above share voting and dispositive power over 523,600 shares.

     (10) RFW Partnership Limited is a limited partnership in which RFW Enterprises, Inc., Susan W. Thompson, and Katherine W. Swoyer are general partners. Mrs. Thompson and Ms. Swoyer are the daughters of Roy F. Weston, and Mrs. Thompson is the wife of Dr. A. Frederick Thompson. Mr. Weston is the President of RFW Enterprises, Inc., which is owned in equal one-third shares by Mr. Weston, Mrs. Thompson and Ms. Swoyer. Under the partnership agreement, the shares held by the partnership are voted by direction of a majority of the general partners.

     (11) Ms. Swoyer and Mrs. Thompson share voting power, as trustees under a Deed of Trust dated March 5, 1969, over 108,075 Common shares. Thomas
          M. Swoyer, Jr., a beneficiary of the trust, is entitled to distribution of 13,509 Common shares from the trust on his 35th birthday. Jennifer T. Hosking, a beneficiary of the trust who is married to Wayne F. Hosking, Jr., is entitled to distribution of 13,509 Common shares from the trust on her 35th birthday. A daughter of Ms. Swoyer is one of the trust beneficiaries and is entitled to distribution of 13,509 Common shares from the trust on each of her 25th, 30th and 35th birthdays. The trustees of the trust have agreed that the trustees will vote the trust shares as may be directed by the adult beneficiaries of the trust, and that if those instructions are conflicting, they will vote the trust shares pursuant to such instructions, allocating the votes on a pro rata basis based on the adult beneficiaries' respective beneficial ownership interests in the trust. None of the shares reported in the Table as beneficially owned by the trust is included in the shares listed as beneficially owned by Mr. or Mrs. Hosking, Mr. Swoyer, Jr., Ms. Swoyer or Dr. Thompson.

     (12) Includes the following number of Series A shares which may be obtained upon the exercise of options exercisable within 60 days of March 15, 2001: Mr. Robertson, 91,200 shares, Mr. McCann, 65,280 shares and Mr. Mecaughey, 30,179 shares; and all directors and executive officers as a group, 186,659 shares.

     (13) Mr. Mecaughey's shares include 1,275 shares owned by his wife.

     (14) All of the shares reported for Ambassador Armitage are owned by Armitage Associates, L.C., a limited liability company in which Ambassador Armitage holds an interest. Ambassador Armitage disclaims beneficial ownership of these shares. Ambassador Armitage was confirmed by the United States Senate on March 23, 2001 to serve as Deputy Secretary of State of the United States and resigned from the Company's Board of Directors on March 26, 2001.

     (15) Of the Common shares reported as beneficially owned by Mr. Hosking, 103,181 shares are owned by his wife and 1 share is owned by his wife as custodian for their minor child. Of the Series A shares reported as beneficially owned by Mr. Hosking, 155 shares are owned by his wife, 4,700 shares are owned by his wife as custodian for their minor child, and 1,944 shares are owned jointly by Mr. Hosking and his wife.

     (16) Of the Series A shares reported as beneficially owned by Mr. Swoyer, 658 shares are owned by his wife.

     (17) Of the Common shares reported as beneficially owned by Dr. Thompson, 341,083 shares are owned by his wife.

     (18) Of the Common shares reported as beneficially owned by Mr. Weston, 70,000 shares are owned by his wife.

     (19) In determining the number of shares held by officers and directors as a group, shares beneficially owned by more than one officer or director have been counted only once.

     (20) All Common shares included in the table are held subject to a Stock Pooling Agreement among the Company and certain holders of the Company's Common shares, including all Common shareholders listed in the Table. In any vote of the Company's shareholders, all Common shares held by the parties to the Stock Pooling Agreement will be voted in accordance with the expressed will of the owners of a majority of those Common shares. The parties to the Stock Pooling Agreement, most of whom are members of the family of Roy F. Weston, hold more than ninety-nine percent of the issued and outstanding Common shares, representing approximately seventy-two percent of the total voting power of all outstanding shares of the Company. The Stock Pooling Agreement was effective January 2, 1998, and is for a five-year period unless terminated sooner in accordance with its provisions. The Stock Pooling Agreement places certain transfer restrictions on the Common shares held by the parties to the agreement and also provides, in certain circumstances, for the Company to exchange those Common shares for an equal number of Series A shares.

ITEM 13. OTHER RELATIONSHIPS AND RELATED TRANSACTIONS


         Wayne F. Hosking, Jr. is employed by the Company as Government Relations Director. In 2000, Mr. Hosking was paid $112,078 in salary and incentive payments (plus regular employee benefits), not including his compensation for service as a director.

         The Infrastructure Revitalization Institute ("IRI") is a 501(c)3 not-for-profit organization whose mission is to promote infrastructure redevelopment as the sustainable choice for growing businesses and communities. Since October 1, 1999, Jennifer Hosking, the wife of Wayne F. Hosking, Jr., the daughter of A. Frederick Thompson, the granddaughter of Roy F. Weston and the niece of Katherine W. Swoyer, has served as the paid Executive Vice President of IRI. Jesse Brown, a director of the Company serves as an unpaid member of the Board of Directors of IRI. On August 9, 1999, those members of the Company's Board of Directors who are neither members of the family of Roy F. Weston nor have any affiliation with IRI authorized the Company to enter into a Master Services Agreement with IRI for the performance of certain program development services and to contribute $50,000 to IRI. This approval was given subject to the following: (a) rates for the performance of services under the Master Services Agreement must be competitive, fair and reasonable; and (b) any task orders that the Company issues to IRI that involve payment for services for which the Company will not be fully reimbursed by the Company's clients, may be issued only with the approval of the Company's chief executive officer or chief operating officer, and may not exceed, in the aggregate, $200,000 during the twelve months following August 9, 1999, unless further approved by the Board of Directors. The period was subsequently extended through March 31, 2001. The Company has contributed $50,000 to IRI and, on November 11, 1999, entered into the Master Services Agreement. Pursuant to the Master Services Agreement, IRI has performed certain program development services for the Company, for which the Company has paid IRI $167,000 through December 31, 2000.

         Melissa Kalucki is the daughter of A. Frederick Thompson, the granddaughter of Roy F. Weston, the sister-in-law of Wayne F. Hosking, Jr., and the niece of Katherine W. Swoyer. She is employed by the Company as a Financial Manager. During 2000, she was paid $43,437 in salary (plus regular employee benefits).

         Thomas M. Swoyer, Jr., is employed by the Company as Branch Office Manager of the Company's San Antonio, Texas office and as a Client Service Manager. During 2000 he was paid $72,809 in salary and incentive payments (plus regular employee benefits), not including his compensation for service as a director.

         Messrs. Hosking and Swoyer, Ms. Kalucki, and A. Frederick Thompson (the son-in-law of Roy F. Weston and the father of Melissa Kalucki), will enter into certain agreements with the Company to be effective after the consummation of the merger described in Item 1 of this report. The agreements will be more fully described in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission, and are included as exhibits to the Transaction Statement on Schedule 13E-3 filed with the Securities and Exchange Commission on March 22, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements: The information appearing in Item 8 of this report

2.       Financial Statement Schedules:

         -   Report of Independent Accountants as to Schedule II

         -   Schedule II - Valuation and Qualifying Accounts

         - Report of Independent Accountants as to the Financial Statements of Weskem, LLC

         -   Financial Statements of Weskem, LLC

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


3.       Exhibits:

         The following exhibits are filed herewith unless otherwise indicated:

    EXHIBIT NO.                          DESCRIPTION
    -----------                          -----------
       2.         Agreement and Plan of Merger dated as of March 9, 2001 by and among ACAS Acquisitions (Weston), Inc., Weston Acquisition
                  Corporation and Roy F. Weston, Inc. Incorporated by reference to Exhibit (d)(1) to the Transaction Statement on Schedule
                  13E-3 filed by the Company, William L. Robertson and Patrick
                  G. McCann with the Securities and Exchange Commission on March
                  22, 2001.

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

       4.2        Trusteeship Transfer Agreement between PNC Bank, N. A., First
                  Trust of New York, N.A. and the Company dated March 1, 1996, relating to the 7% Convertible Subordinated Debentures due
                  April 15, 2002. Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995. (SEC File No. 000-04643).

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

      10.9 Pool Majority Notice dated October 23, 2000 executed pursuant to the Stock Pooling Agreement referred to in Exhibit 10.8 above by certain parties thereto (the "Pool Majority Notice"), and letter agreement dated March 9, 2001 amending the same.
                  Incorporated by reference to Exhibit(d)(3) to the Transaction
                  Statement on Schedule 13E-3 filed by the Company, William L.
                  Robertson and Patrick G. McCann with the Securities and
                  Exchange Commission on March 22, 2001.

      10.10       Agreement dated October 23, 2000 by and among the Special
                  Committee of the Company's Board of Directors and the signatories to the Pool Majority Notice, and letter agreement dated March 9, 2001 amending the same. Incorporated by reference to Exhibit(d)(4) to the Transaction Statement on
                  Schedule 13E-3 filed by the Company, William L. Robertson and
                  Patrick G. McCann with the Securities and Exchange Commission on March 22, 2001.

      10.11       Consulting Services Agreement between the Company and
                  Katherine W. Swoyer effective July 1, 1998. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

      10.12 Amended Employment Agreement between William L. Robertson and the Company dated as of March 20, 2000. Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      10.13       Amended Employment Agreement between Patrick G. McCann and the
                  Company dated as of March 20, 2000. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      10.14 Amended Employment Agreement between William G. Mecaughey and the Company dated as of March 20, 2000. Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      10.15       Master Services Agreement for Consulting Services between
                  Infrastructure Revitalization Institute and the Company dated
                  November 11, 1999. Incorporated by reference to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999.

      10.16       Termination Agreement between International Corporate Travel
                  Services and the Company dated May 28, 1998. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

      11          Computation of Basic and Diluted Earnings per Share.

      21          Subsidiaries of the Company.

      23          Consents of Independent Accountants.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 2000.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS




Board of Directors and Stockholders
Roy F. Weston, Inc.


         Our report on the consolidated financial statements of Roy F. Weston, Inc. and Subsidiaries for the year ended December 31, 2000 is contained in this Form 10-K on page 19. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 56 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ PRICEWATERHOUSECOOPERS, LLP
Philadelphia, Pennsylvania

February 1, 2001

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)


                                               AMOUNTS      DEDUCTIONS -
                               BALANCE AT     CHARGED TO     CHARGED TO     WRITE-OFF OF      BALANCE
                               BEGINNING      COSTS AND        OTHER        UNCOLLECTIBLE    AT END OF
        DESCRIPTION            OF PERIOD       EXPENSES       ACCOUNTS        ACCOUNTS        PERIOD
YEAR ENDED
     DECEMBER 31, 2000:
     Allowance for
     Doubtful Accounts           $2,040          $253          $   --           $  7          $2,286

YEAR ENDED
     DECEMBER 31, 1999:
     Allowance for
     Doubtful Accounts           $1,882          $407          $   --           $249          $2,040

YEAR ENDED
     DECEMBER 31, 1998:
     Allowance for
     Doubtful Accounts           $1,750          $704          $   --           $572          $1,882

FINANCIAL STATEMENTS OF WESKEM, LLC




                        Report of Independent Accountants



To Board of Directors
Weskem, LLC

In our opinion, the accompanying balance sheets as of December 31, 2000 and 1999, and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Weskem, LLC at December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PRICEWATERHOUSECOOPERS, LLP
Knoxville, Tennessee
February 16, 2001

WESKEM, LLC
Balance Sheets
December 31, 2000 and 1999

                                                                    2000             1999
                                                                 ----------       ----------
ASSETS
Current assets:
   Cash and cash equivalents                                     $  231,890       $1,604,432
   Billed contract receivables                                    2,812,480               --
   Unbilled contract receivables                                  2,755,658          200,000
   Retainage, less allowance for uncollectible accounts of
   $25,000 and $0, respectively                                   1,189,904           63,800
   Refunds receivable                                                18,177               --
   Prepaid expenses and other assets                                141,077          253,413
                                                                 ----------       ----------
         Total current assets                                     7,149,186        2,121,645

   Fixed assets, net                                                773,224          124,072
                                                                 ----------       ----------

         Total assets                                            $7,922,410       $2,245,717
                                                                 ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                         $2,925,255       $  150,644
   Accrued compensation                                             492,821               --
   Taxes payable                                                    365,550           20,140
   Deferred income taxes                                              3,673           19,033
   Lease obligation                                                  82,268           11,043
                                                                 ----------       ----------
         Total current liabilities                                3,869,567          200,860

Deferred income taxes                                                   124              137
Lease obligation                                                    124,093           38,874
                                                                 ----------       ----------
         Total liabilities                                        3,993,784          239,871
                                                                 ----------       ----------

Shareholders' equity:
   Contributed capital                                            1,550,000        1,433,750
   Retained earnings                                              2,378,626          572,096
                                                                 ----------       ----------
         Total shareholders' equity                               3,928,626        2,005,846
                                                                 ----------       ----------

         Total liabilities and shareholders' equity              $7,922,410       $2,245,717
                                                                 ==========       ==========


The accompanying notes are an integral part of these financial statements.

WESKEM, LLC
Statement of Operations
For the year ended December 31, 2000

Contract revenues                                     $ 28,922,613

Contract costs and expenses:
     Direct labor and fringes                            9,193,499
     Consultants                                         6,014,295
     Other direct costs                                  3,368,082
     Overhead, general and administrative costs          5,989,954
                                                      ------------
         Total contract costs and expenses              24,565,830
                                                      ------------

         Contract income                                 4,356,783

Other income (expense):
     Other income                                           34,160
     Interest expense                                       (9,086)
                                                      ------------
         Income before income taxes                      4,381,857

Income tax expense                                         275,327
                                                      ------------

         Net income                                   $  4,106,530
                                                      ============



The accompanying notes are an integral part of these financial statements.

WESKEM, LLC
Statement of Shareholders' Equity
For the year ended December 31, 2000

                                                                         Total
                                  Contributed         Retained        Shareholders'
                                    Capital           Earnings           Equity
                                    -------           --------           ------
Balances, December 31, 1999       $ 1,433,750       $   572,096        $ 2,005,846
     Contributed capital              116,250                --            116,250
     Distributions                         --        (2,300,000)        (2,300,000)
     Net income                            --         4,106,530          4,106,530
                                  -----------       -----------        -----------

Balances, December 31, 2000       $ 1,550,000       $ 2,378,626        $ 3,928,626
                                  ===========       ===========        ===========





The accompanying notes are an integral part of these financial statements.

WESKEM, LLC
Statement of Cash Flows
For the year ended December 31, 2000


Cash flows from operating activities:
   Net income                                                                              $ 4,106,530
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                             174,596
      Bad debt expense                                                                          25,000
      Deferred income tax benefit                                                              (15,373)
      Changes in assets and liabilities:
         Contract receivables and retainage                                                 (6,519,242)
         Prepaid expenses and other assets                                                      94,159
         Accounts payable and accrued expenses, compensation and taxes                       3,612,842
                                                                                           -----------
            Net cash provided by operating activities                                        1,478,512
                                                                                           -----------

Cash flows from investing activities:
   Acquisition of equipment                                                                   (608,722)
                                                                                           -----------
            Net cash used for investing activities                                            (608,722)
                                                                                           -----------

Cash flows from financing activities:
   Principal payments on lease obligation                                                      (58,582)
   Capital contributions                                                                       116,250
   Capital distributions                                                                    (2,300,000)
                                                                                           -----------
            Net cash used for financing activities                                          (2,242,332)
                                                                                           -----------

Net decrease in cash and cash equivalents                                                   (1,372,542)

Cash and cash equivalents at beginning of year                                               1,604,432
                                                                                           -----------

Cash and cash equivalents at end of year                                                   $   231,890
                                                                                           ===========

Cash paid for:
   Interest                                                                                $     8,238
   Taxes                                                                                   $    22,796

Supplemental schedule of non-cash investing and financing activities:
   Acquisition of equipment through a capital lease                                        $   215,026


The accompanying notes are an integral part of these financial statements.

WESKEM, LLC

NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS -- Weskem, LLC (the "Company") is a limited liability company formed in Delaware to contract with Bechtel Jacobs Company LLC for the performance of environmental facility waste management operations at facilities located in Oak Ridge, Tennessee and Paducah, Kentucky on behalf of the U.S. Department of Energy.

         CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         CONTRACT RECEIVABLES -- Contract receivables consist of services performed through the balance sheet date, which are generally billed and collected within 60 days. The Company's policies do not require collateral or other security for billed or unbilled contract receivables as the Company has not experienced significant collection losses.

         RETAINAGE - Retainage is a receivable due from customers pending inspection or approval of work performed by the Company. The amounts are expected to be collected within one year and are therefore classified as current.

         FIXED ASSETS -- Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Useful lives for fixed assets are as follows:

                   Computer software                 3 years
                   Computer equipment            3 - 5 years
                   Machinery and equipment           5 years
                   Vehicles                          5 years
                   Furniture and fixtures        5 - 7 years

         When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the determination of income for the period. The cost of maintenance and repairs is charged to expense as incurred and significant renewals or betterments are capitalized.

         REVENUE AND COST RECOGNITION -- Revenues are derived primarily from unit price contracts that are divided into various segments. Revenues are recognized using the percentage of completion method based on the percentage of work completed.

         Contract completion is subject to review by the primary contractor and/or the U.S. Government (Note 2). Estimated adjustments resulting from these reviews are recorded based on amounts expected to be realized; changes, if any, from these estimates are recorded when such adjustments are finally determined.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         INCOME TAXES -- The Company is a limited liability company. Under present income tax regulations, the Company pays no federal income taxes. For federal tax purposes, any income or loss is included in the tax returns of the members.

         The Company records state income taxes under the provisions of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires deferred income taxes to be recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

         USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.


2.       CONCENTRATION

         All of the Company's contract revenue and contracts receivables (billed and unbilled as of December 31, 2000) are for subcontract services to a commercial entity performing under U.S. Government contracts. The Company's contracts are subcontract arrangements to provide services to certain U.S. Department of Energy (DOE) facilities. These contracts began in 1999 and extend into 2006.


3.       LINE OF CREDIT

         At December 31, 2000, the Company has a line of credit with a bank, which is collateralized by the Company's accounts receivable and equipment. The line provides for borrowings of up to $3,000,000, bearing interest on drawn amounts at the bank's prime rate plus 1.5% and expired January 14, 2001. Subsequent to year-end, the Company extended the line of credit through January 15, 2002 and increased the amount the Company could borrow to $5,000,000. The borrowings are guaranteed by the shareholders of the Company. The balance as of December 31, 2000 was zero.

4.       LEASE COMMITMENTS

         Assets under capital leases are summarized as follows at December 31:

                                                  2000             1999
                                               ---------        ---------
         Vehicles                              $ 134,914        $  50,791
         Equipment                               130,903               --
                                               ---------        ---------
                                                 265,817           50,791
         Accumulated depreciation                (65,864)          (1,058)
                                               ---------        ---------

         Net assets under capital leases       $ 199,953        $  49,733
                                               =========        =========

         The following are the minimum lease payments in each of the years indicated based on capital and operating leases in effect as of December 31, 2000:

                                                       Capital       Operating
                                                       -------       ---------
         2001                                        $   98,631      $  292,565
         2002                                            98,631         283,423
         2003                                            37,752         142,540
         2004                                                --          95,000
         2005                                                --          95,000
         Thereafter                                          --         102,917
                                                     ----------      ----------

         Total minimum lease payments                $  235,014      $1,011,445
                                                     ==========      ==========

         Amount representing interest                   (28,653)
                                                     ----------

         Present value of minimum lease payments     $  206,361
                                                     ==========

         Lease expense for all operating leases charged against earnings amounted to $576,453 for the year ended December 31, 2000.


5.       FIXED ASSETS

         The Company's fixed assets consisted of the following at December 31:

                                           2000             1999
                                        ---------        ---------
         Furniture and fixtures         $  20,813        $  26,632
         Vehicles                         176,767           50,791
         Equipment                        660,310           51,775
         Software                          95,056               --
                                        ---------        ---------
                                          952,946          129,198
         Accumulated depreciation        (179,722)          (5,126)
                                        ---------        ---------

         Net fixed assets               $ 773,224        $ 124,072
                                        =========        =========

6.       INCOME TAXES

         The components of deferred tax assets and liabilities were as follows at December 31:

                                                         2000            1999
                                                       --------        --------
         Deferred tax assets:
             Accrued compensation                      $ 21,568        $     --
             Accrued vacation                            21,816              --
             Allowance for bad debt                       1,500              --
             Accrued liabilities                         30,327              --
                                                       --------        --------
                Total deferred tax assets                75,211              --

         Deferred tax liabilities:
             Retainage                                   72,894           3,828
             Prepaid insurance                            5,990          15,205
             Property and equipment                         124             137
                                                       --------        --------
                  Total deferred tax liabilities         79,008          19,170
                                                       --------        --------

             Net deferred tax liability                $ (3,797)       $(19,170)
                                                       ========        ========

         Noncurrent deferred tax liability             $    124        $    137
         Current deferred tax liability                   3,673          19,033
                                                       --------        --------

         Net deferred tax liability                    $  3,797        $ 19,170
                                                       ========        ========

         Income tax expense varies from the amount computed by applying the state corporate income tax rate of 6% to income before income taxes for the year ended December 31, 2000, as follows:

         Computed "expected" income tax expense        $ 262,911
         Increase in income taxes resulting from:
         Other                                            12,416
                                                       ---------
                                                       $ 275,327
                                                       =========

         The components of income tax expense for the year ended December 31, 2000, are as follows:

         Current                                       $ 290,700
         Deferred                                        (15,373)
                                                       ---------
                                                       $ 275,327
                                                       =========

7.       EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution retirement plan available to all employees, which provides for the Company to contribute up to 4% of each employee's compensation based upon the employee's elective compensation deferrals. Additional discretionary contributions are also permitted by the plan. Expense recorded by the Company totaled $293,205 for the year ended December 31, 2000.

8.       RELATED PARTY TRANSACTIONS

         The Company has subcontracted personnel, leased equipment, and purchased services from its shareholders. During the year ended December 31, 2000, the Company paid the following to each shareholder, respectively:

         Roy F. Weston, Inc.                                 $1,464,113
         NUKEM                                                1,250,065
         AIMSI                                                  698,373
         Horne Engineering                                      330,272
         NFT                                                    284,515
                                                             ----------
                                                             $4,027,338
                                                             ==========

         At December 31, 2000, the Company owed the following amounts to each shareholder, respectively:

         Roy F. Weston, Inc.                                 $   61,752
         NUKEM                                                  116,963
         AIMSI                                                   23,133
         Horne Engineering                                       86,471
         NFT                                                    296,382
                                                             ----------
                                                             $  584,701
                                                             ==========

         In addition, the Company received payments from Roy F. Weston, Inc. and Horne Engineering for subleasing office space of $9,142 and $7,791, respectively, for the year ended December 31, 2000.

         All of the transactions entered into with the related parties occurred in the ordinary course of business.

9.       CONTINGENCIES

         On November 9, 2000, the Company was notified of improper disposal of waste materials that had been shipped with a compliant shipping manifest from the Company. The event has been reported to regulators and the Company is working with the regulators toward a compliant solution. The Company believes that this event will not have a material effect on the financial position of the Company or the results of operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, ROY F. WESTON, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                     ROY F. WESTON, INC.

                                     By: /s/ WILLIAM L. ROBERTSON
                                         ---------------------------------
                                         William L. Robertson

                                     Date: March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

              NAME                                 TITLE                        DATE
              ----                                 -----                        ----

   /s/ WILLIAM L. ROBERTSON          Chief Executive Officer and Director   March 28, 2001
- ----------------------------------   (Principal Executive Officer)
     William L. Robertson

   /s/ PATRICK G. MCCANN             President and                          March 28, 2001
- ----------------------------------   Chief Operating Officer
     Patrick G. McCann               (Principal Operating Officer)

   /s/ WILLIAM G. MECAUGHEY          Vice President and                     March 28, 2001
- ----------------------------------   Chief Financial Officer
     William G. Mecaughey            (Principal Financial Officer)


   /s/ JESSE BROWN                   Director                               March 28, 2001
- ----------------------------------
     Jesse Brown

   /s/ THOMAS E. CARROLL             Director                               March 28, 2001
- ----------------------------------
     Thomas E. Carroll

   /s/ THOMAS HARVEY                 Director                               March 28, 2001
- ----------------------------------
     Thomas Harvey

   /s/ WAYNE F. HOSKING, JR.         Director                               March 28, 2001
- ----------------------------------
     Wayne F. Hosking, Jr.

   /s/ KATHERINE W. SWOYER           Chairman and Director                  March 28, 2001
- ----------------------------------
     Katherine W. Swoyer

   /s/ THOMAS M. SWOYER, JR.         Director                               March 28, 2001
- ----------------------------------
     Thomas M. Swoyer, Jr.

   /s/ A. FREDERICK THOMPSON         Director                               March 28, 2001
- ----------------------------------
     A. Frederick Thompson

   /s/ ROY F. WESTON                 Director                               March 28, 2001
- ----------------------------------
     Roy F. Weston

   /s/ JAMES H. WOLFE                Director                               March 28, 2001
- ----------------------------------
     James H. Wolfe