Form 10-Q
period 2001-03-31
WESTON ROY F INC
filed 2001-05-14
CIK 106473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


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

                        Yes X       No
                           ---        ---

      As of April 30, 2001, the registrant had outstanding 7,898,983 shares of Series A common stock and 2,089,019 shares of common stock.

      Index                                                                     Page
      -----                                                                     ----
Part I - Financial Information

      Item 1.     Financial Statements:

                  Consolidated Balance Sheets -
                  March 31, 2001 and December 31, 2000                           1-2

                  Consolidated Statements of Operations -
                  Three Months Ended March 31, 2001 and 2000                      3

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2001 and 2000                      4

                  Notes to Consolidated Financial Statements                     5-7

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                      7-9

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk      9

Part II - Other Information                                                     10-11
      Item 1. Legal Proceedings
      Item 2. Changes in Securities and Use of Proceeds
      Item 3. Defaults Upon Senior Securities
      Item 4. Submission of Matters to a Vote of Security Holders
      Item 5. Other Information
      Item 6. Exhibits and Reports on Form 8-K

                      ROY F. WESTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                March 31,       December 31,
                                                                  2001            2000
                                                               (Unaudited)
                                                                 (Thousands of Dollars)
CURRENT ASSETS
Cash and cash equivalents                                        $  4,717        $  2,095
Accounts receivable, trade, net of allowance for doubtful
 accounts of $2,346 in 2001 and $2,286 in 2000                     52,539          60,290
Unbilled costs and estimated earnings on contracts                 27,516          31,019
 in process
Deferred income taxes                                               3,141           3,438
Other                                                               4,516           4,582
                                                                 --------        --------
   Total current assets                                            92,429         101,424
                                                                 --------        --------
PROPERTY AND EQUIPMENT
Land                                                                  215             215
Buildings and improvements                                         11,367          11,303
Furniture and equipment                                            36,666          36,102
Leasehold improvements                                              1,925           1,918
Construction in progress                                               76              11
                                                                 --------        --------
   Total property and equipment                                    50,249          49,549
Less accumulated depreciation and amortization                     38,612          37,737
                                                                 --------        --------
   Property and equipment, net                                     11,637          11,812
                                                                 --------        --------
OTHER ASSETS
Goodwill, net of accumulated amortization of $4,277 in
 2001 and $4,261 in 2000                                            1,677           1,693
Deferred income taxes                                               6,343           6,182
Other                                                               6,180           5,889
                                                                 --------        --------
   Total other assets                                              14,200          13,764
                                                                 --------        --------
     TOTAL ASSETS                                                $118,266        $127,000
                                                                 ========        ========

See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                March 31,       December 31,
                                                                   2001            2000
                                                               (Unaudited)
                                                                   (Thousands of Dollars)
CURRENT LIABILITIES
Borrowings under line of credit                                $      --        $   7,000
Current maturities of long-term debt                                 537              287
Accounts payable and accrued expenses                             15,609           20,107
Billing on contracts in process in excess of costs
   and estimated earnings                                         13,867           10,458
Employee compensation, benefits and payroll taxes                  7,566            9,182
Income taxes payable                                                 367              486
Other                                                              6,103            5,409
                                                               ---------        ---------
   Total current liabilities                                      44,049           52,929
                                                               ---------        ---------
LONG-TERM DEBT                                                     7,184            7,114
                                                               ---------        ---------
OTHER LIABILITIES                                                  3,834            4,051
                                                               ---------        ---------
CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 10,500,000 shares
   authorized; 3,170,294 shares issued in 2001 and 2000              317              317
Series A common stock, $.10 par value, 20,500,000
shares authorized; 8,650,778 shares issued in
2001 and 2000                                                        865              865

Unrealized loss on investments                                        --               (4)
Additional paid-in capital                                        55,928           55,928
Retained earnings                                                 11,069           10,780
                                                               ---------        ---------
                                                                  68,179           67,886
Less treasury stock at cost, 1,081,275 common
   shares in 2001 and 2000; 775,657 Series A common shares
   in 2001 and 2000                                                4,980            4,980
                                                               ---------        ---------
   Total stockholders' equity                                     63,199           62,906
                                                               ---------        ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 118,266        $ 127,000
                                                               =========        =========

See notes to consolidated financial statements.

                     ROY F. WESTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended March 31,
                                                    ---------------------------------
                                                           2001                2000
                                                           (Thousands of Dollars)
Gross revenues                                      $     66,359         $     69,700
Direct project costs                                      29,236               31,009
                                                    ------------         ------------
   Net revenues                                           37,123               38,691
                                                    ------------         ------------
Expenses:
   Direct salaries and other operating costs              32,740               33,834
   General and administrative expenses                     4,364                3,977
   Restructuring credits and other costs                    (336)                  --
                                                    ------------         ------------
                                                          36,768               37,811
                                                    ------------         ------------
   Income from operations                                    355                  880
                                                    ------------         ------------
Other income (expense):
   Investment income                                         278                  226
   Interest expense                                         (361)                (430)
   Equity in earnings of affiliate                           209                  315
   Other                                                      --                  250
                                                    ------------         ------------
                                                             126                  361
                                                    ------------         ------------
Income before income taxes                                   481                1,241

Provision for income taxes                                   192                  496
                                                    ------------         ------------
   Net income                                       $        289         $        745
                                                    ============         ============

   Basic earnings per share                         $        .03         $        .07
                                                    ============         ============

Weighted average shares outstanding - basic            9,984,917            9,964,140
                                                    ============         ============
   Diluted earnings per share                       $        .03         $        .07
                                                    ------------         ------------
Weighed average shares outstanding - diluted          10,252,716            9,964,140
                                                    ============         ============

See notes to consolidated financial statements.

                        ROY F. WESTON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                              Three Months Ended March 31,
                                                             -----------------------------
                                                                 2001            2000
                                                                (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $    289         $    745

  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                1,141            1,008
   Provision for losses on accounts receivable                     85               75
   Equity in undistributed earnings of affiliate                 (209)            (315)
   Other                                                          263             (154)

 Change in assets and liabilities:
   Accounts receivable, trade                                   7,666              (82)
   Unbilled costs and estimated earnings on contracts
      in process                                                3,503            3,084
   Other current assets                                            94             (842)
   Accounts payable and accrued expenses                       (4,498)          (2,396)
   Billings on contracts in excess of costs and
      estimated earnings                                        3,409           (4,205)
   Employee compensation, benefits and payroll taxes           (1,616)          (1,215)
   Income taxes                                                  (147)              16
   Deferred income taxes                                          136              454
   Other current liabilities                                      435               32
   Other assets and liabilities                                  (288)             179
                                                             --------         --------
      Net cash provided by (used for) operating
       activities                                              10,263           (3,616)
                                                             --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investments                                --               56
  Payments for purchase of investments                             --              (12)
  Capital expenditures                                           (542)            (629)
                                                             --------         --------
      Net cash used for investing activities                     (542)            (585)
                                                             --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit             (7,000)           3,900
  Principal payments under long-term debt                         (99)          (3,059)
  Other, net                                                       --               18
                                                             --------         --------
      Net cash provided by (used for) financing
         activities                                           (7,099)             859
                                                             --------         --------
      Net increase (decrease) in cash and cash
         equivalents                                            2,622           (3,342)
Cash and cash equivalents:
      Beginning of period                                       2,095            4,355
                                                             --------         --------
      End of period                                          $  4,717         $  1,013
                                                             ========         ========

See notes to consolidated financial statements.

                     ROY F. WESTON, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results for the three months ended March 31, 2001 are not necessarily indicative of results for the full year 2001.

NOTE 2 - PROPOSED MERGER

The Company entered into an Agreement and Plan of Merger on March 9, 2001 with certain portfolio companies of American Capital Strategies, Ltd. (Nasdaq: ACAS). Under the Agreement and Plan of Merger with ACAS Acquisitions (Weston), Inc. (referred to as "Parent") and Weston Acquisition Corporation, Parent will acquire control of the Company through a merger of its wholly-owned subsidiary, Weston Acquisition Corporation, with and into the Company. In the merger, all outstanding shares of the Company's publicly traded Series A Common Stock and non-publicly traded Common Stock (as well as options and stock appreciation rights, except options and rights held by certain members of the Company's senior management, as described below) will be converted into the right to receive cash consideration. The merger consideration is $5.02 per share of Series A Common Stock and $5.38 per share of Common Stock. The Company will survive the merger and, following the merger, will be 100%-owned by Parent. Also in connection with the merger, certain members of the Company's existing senior management will acquire an equity interest in Parent and will enter into new employment agreements in exchange for the cancellation of their existing stock options, stock appreciation rights and rights under their existing employment agreements. Such members of senior management will have an indirect ownership interest in the Company after the merger. Consummation of the merger is subject to, among other things, approval of the holders of a majority of the Company's outstanding shares of Series A common Stock at a special meeting of shareholders scheduled for June 1, 2001. If the merger is consummated, the Company will no longer be a public company subject to the reporting requirements under the Securities Exchange Act of 1934. Further information about the merger is available in the Company's proxy statement, which has been filed with the Securities and Exchange Commission.

NOTE 3 - RESTRUCTURING CREDITS AND OTHER COSTS

During the three months ended March 31, 2001, the Company received cash payments on a note related to the 1997 sale of its laboratory operations. The payments aggregated $856,000, including $254,000 of interest and $602,000 of principal. The principal amount has been reported as a restructuring credit in the consolidated statement of operations for the three months ended March 31, 2001.

In connection with the proposed merger discussed in Note 2, the Company paid $266,000 of legal and financial advisory fees incurred on behalf of certain of its holders of Common Stock and members of senior management. These fees are included in restructuring credits and other costs in the consolidated statement of operations for the three months ended March 31, 2001.


NOTE 4 - SEGMENTS

Net revenues and segment profit (loss) for the three months ended March 31, 2001 and 2000 were as follows:


                                                     2001             2000
                                                     ----             ----
Net revenues:
   Infrastructure Redevelopment                   $  34,473        $  33,266
   Federal Programs                                   1,741            4,410
   Knowledge Systems and Solutions                      606              676
   Corporate                                            303              339
                                                  ---------        ---------
Consolidated                                      $  37,123        $  38,691
                                                  =========        =========

Segment profit (loss):
   Infrastructure Redevelopment                   $   3,784        $   3,201
   Federal Programs                                     602            1,331
   Knowledge Systems and Solutions                        1                8
   Corporate                                         (3,906)          (3,299)
                                                  ---------        ---------
Consolidated                                      $     481        $   1,241
                                                  =========        =========

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that, under generally accepted accounting principles, are excluded from the determination of net income.

The calculation of comprehensive income for the three months ended March 31, 2001 and 2000 follows.

                                                2001            2000
                                                ----            ----
Net income                                  $       289     $       745
Unrealized gain (loss) on investments, net
of tax                                                4              68
                                            -----------     -----------
Comprehensive income                        $       293     $       813
                                            ===========     ===========

NOTE 6 - CONSOLIDATED STATEMENTS OF CASH FLOW

Cash payments for income taxes were $205,000 and $39,000 in the three months ended March 31, 2001 and 2000, respectively. Cash payments for interest were $196,000 and $275,000 in the three months ended March 31, 2001 and 2000, respectively.

The Company incurred $419,000 and $110,000 of capital lease obligations in the three months ended March 31, 2001 and 2000, respectively, when the Company entered into leases for office equipment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000.

The Company entered into an Agreement and Plan of Merger on March 9, 2001 with certain portfolio companies of American Capital Strategies, Ltd. (Nasdaq: ACAS). Under the Agreement and Plan of Merger with ACAS Acquisitions (Weston), Inc. (referred to as "Parent") and Weston Acquisition Corporation, Parent will acquire control of the Company through a merger of its wholly-owned subsidiary, Weston Acquisition Corporation, with and into the Company. In the merger, all outstanding shares of the Company's publicly traded Series A Common Stock and non-publicly traded Common Stock (as well as options and stock appreciation rights, except options and rights held by certain members of the Company's senior management, as described below) will be converted into the right to receive cash consideration. The merger consideration is $5.02 per share of Series A Common Stock and $5.38 per share of Common Stock. The Company will survive the merger and, following the merger, will be 100%-owned by Parent. Also in connection with the merger, certain members of the Company's existing senior management will acquire an equity interest in Parent and will enter into new employment agreements in exchange for the cancellation of their existing stock options, stock appreciation rights and rights under their existing employment agreements. Such members of senior management will have an indirect ownership interest in the Company after the merger. Consummation of the merger is subject to, among other things, approval of the holders of a majority of the Company's outstanding shares of Series A Common Stock at a special meeting of shareholders scheduled for June 1, 2001. If the merger is consummated, the Company will no longer be a public company subject to the reporting requirements under the Securities Exchange Act of 1934. Further information about the merger is available in the Company's proxy statement, which has been filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2001 was $289,000, or $.03 per share, compared to $745,000, or $.07 per share, for the three months ended March 31, 2000.

Net revenues decreased 4% to $37,123,000 for the three months ended March 31, 2001 compared to $38,691,000 for the comparable 2000 period. An increase of $1,207,000, or 4%, from the Company's Infrastructure Redevelopment segment was offset by a decrease of $2,669,000, or 61%, in net revenues from the Company's Federal Programs segment. The decrease in Federal Programs' net revenue was primarily due to the end of several large dedicated-site contracts, some of which were replaced with nondedicated-site contracts included in the Infrastructure Redevelopment segment.

For the three months ended March 31, 2001, income from operations was $355,000, down 60% from $880,000 in the 2000 period. General and administrative expenses increased $387,000, or 10%, in the three months ended March 31, 2001 principally due to higher legal expenses and severance costs. The three months ended March 31, 2001 also included $602,000 of principal payments on a note related to the 1997 sale of the Company's laboratory operations. The principal payment is reflected as a restructuring credit in the consolidated statement of operations for the three months ended March 31, 2001.

The Company had $126,000 of other income in the three months ended March 31, 2001 compared to $361,000 in the comparable 2000 period. The three months ended March 31, 2001 and 2000 include $209,000 and $315,000, respectively, of equity in undistributed earnings of WESKEM, LLC, a limited liability company 40%-owned by the Company, which began operations in late 1999. Other income included $210,000 in the three months ended March 31, 2000 of gains on redemption of the Company's 7% Convertible Subordinated Debentures. Interest expense decreased $69,000, or 16%, in the three months ended March 31, 2001, due primarily to a decrease in short-term borrowings.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents increased $2,622,000 in the first three months of 2001 to $4,717,000 at March 31, 2001 from $2,095,000 at December 31, 2000.

Operating activities provided cash of $10,263,000 in the first three months of 2001, compared to using cash of $3,616,000 in the comparable 2000 period. Cash collections for the three months ended March 31, 2001 were $82,605,000, resulting in a reduction of the Company's days sales outstanding from 102 days at December 31, 2000 to 82 days at March 31, 2001. Accounts receivable declined $7,666,000 and unbilled costs and estimated earnings on contracts in process, net of advance billings declined $6,912,000 in the three months ended March 31, 2001. The cash generated from collections was used, in part, to repay $7,000,000 of borrowings under the Company's line of credit during the three months ended March 31, 2001.

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

- The failure of shareholders to adopt the proposed merger agreement.

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

- The potential for loss of key personnel, including members of the Company's senior management, if the proposed merger is not approved.

The Company disclaims any intent or obligation to update forward looking statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may have exposure to market risk for changes in interest rates, primarily related to the Company's line of credit and its investments. The Company does not have any derivative financial instruments included in its quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2001, the Company's investments consisted of mutual funds. The Company does not expect any material loss with respect to its investments.

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings
                  Not Applicable.

      Item 2. Changes in Securities and Use of Proceeds
                  Not Applicable.

      Item 3  Defaults Upon Senior Securities
                  Not Applicable.

      Item 4. Submission of Matters to a Vote of Security Holders
                  Not Applicable.

      Item 5. Other Information
                  Not Applicable.

      Item 6. Exhibits and Reports on Form 8-K

                  (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                Exhibit No.             Description
                 -----------             -----------
                       2 Agreement and Plan of Merger dated as of March 9, 2001 by and among ACAS Acquisitions (Weston), Inc., Weston Acquisition Corporation and the Company. Incorporated by reference to Appendix A to the Company's definitive proxy statement on
                              Schedule 14A filed with the Commission on May 2, 2001.

                      10.1 Letter Agreement dated March 9, 2001 amending the Pool Majority Notice dated October 23, 2000 executed pursuant to a stock pooling agreement among the Company and certain holders of the Company's common stock. Incorporated by reference to Exhibit (d)(3) to the Company's Schedule 13E-3 filed with the Commission on March 22, 2001.

                      10.2 Letter Agreement dated March 9, 2001 amending the Agreement dated October 23, 2000 by and among the Special Committee of the Company's Board of Directors and the signatories to the Pool Majority Notice. Incorporated by reference to Exhibit
                              (d)(4) to the Company's Schedule 13E-3 filed with the Commission on March 22, 2001.

                      10.3 Management Exchange Letter Agreement dated March 9, 2001 among ACAS Acquisitions (Weston), Inc., American Capital Strategies, Ltd. and William L. Robertson. Incorporated by reference to Exhibit (d)(5) to the Company's Schedule 13E-3 filed with the Commission on March 22, 2001.

                      10.4 Management Exchange Letter Agreement dated March 9, 2001 among ACAS Acquisitions (Weston), Inc., American Capital Strategies, Ltd. and Patrick G. McCann. Incorporated by reference to Exhibit (d)(6) to the Company's Schedule 13E-3 filed with the Commission on March 22, 2001.

                      10.5 Essential Terms Letter Agreement dated March 9, 2001 among ACAS Acquisitions (Weston), Inc. and certain members of the Weston family (including forms of Roy F. Weston, Inc. Consulting and Non-Compete Agreement for each of Katherine W. Swoyer and A. Frederick Thompson, Employment Agreement between Roy F. Weston, Inc. and Wayne
                              F. Hosking, Jr., Employment Agreement between Roy F. Weston, Inc. and Thomas M. Swoyer, Jr., Amendment to Employment Agreement between Roy
                              F. Weston, Inc. and Melissa T. Kalucki and
                              Letter Agreement with Thomas M. Swoyer
                              regarding real estate matters. Incorporated by reference to Exhibit (d)(9) to the Company's
                              Schedule 13E-3 filed with the Commission on March 22, 2001.

                      10.6 Letter Agreement regarding the Company's proposed merger with portfolio companies of American Capital Strategies, Ltd., among ACAS Acquisitions (Weston), Inc., the Company, RFW Enterprises, Inc., Katherine W. Swoyer, Susan
                              W. Thompson and Roy F. Weston. Incorporated by reference to Exhibit (d)(15) to the Company's
                              Schedule 13E-3 filed with the Commission on March 22, 2001.


                      11      Statements of Computation of Earnings per Share.


                  (b) Reports on Form 8-K: On March 12, 2001, the Company filed a report on Form 8-K reporting under Item 5 the execution of a definitive merger agreement with certain portfolio companies of American Capital Strategies, Ltd.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ROY F. WESTON, INC.
                                          (Registrant)




Date: May 11, 2001                        By:/s/ William L. Robertson
                                             ---------------------------
                                             William L. Robertson
                                             Chief Executive Officer
                                             (Duly Authorized Officer)





Date: May 11, 2001                        By:/s/ William G. Mecaughey
                                             ---------------------------------
                                             William G. Mecaughey
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)